Form 10-Q
period 2012-03-31
ACL I Corp
filed 2012-06-25
CIK 1535013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-178345

ACL I CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-4241534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 E. Market Street, Jeffersonville, Indiana	47130
(Address of principal executive offices)	(Zip Code)

(812) 288-0100

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

ACL I CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues
Transportation and Services	$182,273	$161,126
Manufacturing	35,864	16,007

Revenues	218,137	177,133

Cost of Sales
Transportation and Services	161,544	158,459
Manufacturing	30,909	16,242

Cost of Sales	192,453	174,701

Gross Profit	25,684	2,432
Selling, General and Administrative Expenses	10,221	18,076

Operating Income (Loss)	15,463	(15,644)

Other Expense (Income)
Interest Expense	16,280	11,359
Other, Net	(38)	(131)

Other Expense	16,242	11,228

Loss from Continuing Operations Before Income Taxes	(779)	(26,872)
Income Taxes (Benefit)	(159)	(10,459)

Loss from Continuing Operations	(620)	(16,413)
Discontinued Operations, Net of Tax	26	(97)

Net Loss	$(594)	$(16,510)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited — In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Loss	$(594)	$(16,510)
Other Comprehensive Income
Change in fair value of cash flow hedges, net of tax provisions of $1,390 and $4,169	2,274	6,513
Other	(77)	—

Other Comprehensive Income	2,197	6,513

Total Comprehensive Income (Loss)	$1,603	$(9,997)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash	$837	$1,388
Accounts Receivable, Net	85,532	87,368
Inventory	64,000	62,483
Deferred Tax Assets	2,489	6,390
Assets Held for Sale	1,612	1,612
Prepaid and Other Current Assets	27,773	19,328

Total Current Assets	182,243	178,569
Properties, Net	912,930	935,576
Investment in Equity Investees	6,575	6,470
Accounts Receivable, Related Parties, Net	11,669	11,725
Goodwill	17,692	17,692
Other Assets	50,811	54,759

Total Assets	$1,181,920	$1,204,791

LIABILITIES
Current Liabilities
Accounts Payable	$44,429	$48,653
Accrued Payroll and Fringe Benefits	10,249	20,035
Deferred Revenue	15,173	15,251
Accrued Claims and Insurance Premiums	13,476	13,823
Accrued Interest	9,848	22,978
Customer Deposits	—	1,165
Other Current Liabilities	25,209	29,104

Total Current Liabilities	118,384	151,009
Long Term Debt	660,193	644,829
Pension and Post Retirement Liabilities	66,919	67,531
Deferred Tax Liabilities	165,771	168,365
Other Long Term Liabilities	42,806	46,335

Total Liabilities	1,054,073	1,078,069

SHAREHOLDER’S EQUITY
Other Capital	190,173	190,651
Retained Deficit	(39,364)	(38,770)
Accumulated Other Comprehensive Loss	(22,962)	(25,159)

Total Shareholder’s Equity	127,847	126,722

Total Liabilities and Shareholder’s Equity	$1,181,920	$1,204,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
OPERATING ACTIVITIES
Net Loss	$(594)	$(16,510)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	27,010	27,525
Debt Issuance Cost and Debt Discount Amortization	158	(337)
Deferred Taxes	(4,140)	(14,780)
Gain on Property Dispositions	(6,384)	(25)
Contribution to Pension	(1,373)	—
Share-Based Compensation	49	1,493
Other Operating Activities	(711)	1,394
Impact of Barge Scrapping Operations	20,512	1,369
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,836	7,496
Inventory	(1,517)	(20,443)
Other Current Assets	(1,810)	(1,001)
Accounts Payable	(5,500)	(5,227)
Accrued Interest	1,897	(2,528)
Other Current Liabilities	(14,260)	(5,257)

Net Cash Provided by (Used In) Operating Activities	15,173	(26,831)
INVESTING ACTIVITIES
Property Additions	(32,321)	(10,006)
Proceeds from Property Dispositions	15,345	155
Other Investing Activities	(1,001)	(4,313)

Net Cash Used in Investing Activities	(17,977)	(14,164)
FINANCING ACTIVITIES
PIK Notes Issued	—	250,000
Discount on PIK Notes	—	(4,375)
Revolving Credit Facility Borrowings	1,521	44,630
Bank Overdrafts on Operating Accounts	1,276	1,288
Debt Issuance/Refinancing Costs	(66)	(10,930)
Dividends Paid	(478)	(237,899)
Tax Benefit of Share-Based Compensation	—	1,090

Net Cash Provided by Financing Activities	2,253	43,804
Net (Decrease) Increase in Cash and Cash Equivalents	(551)	2,809
Cash and Cash Equivalents at Beginning of Period	1,388	3,707

Cash and Cash Equivalents at End of Period	$837	$6,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited — In thousands)

	Other Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$190,651	$(38,770)	$(25,159)	$126,722
Cash Distributions	(478)	—	—	(478)
Comprehensive Earnings:
Net Loss	—	(594)	—	(594)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instrument, Net of Tax	—	—	2,274	2,274
Other	—	—	(77)	(77)

Total Comprehensive Earnings				1,603

Balance at March 31, 2012	$190,173	$(39,364)	$(22,962)	$127,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

Note 1. Reporting Entity and Accounting Policies

ACL I Corporation (“ACL I”) is a Delaware corporation. ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). ACL I was incorporated in October 2010 but had no activity prior to December 21, 2010. Finn is primarily owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). On December 21, 2010, the acquisition of American Commercial Lines Inc. (“ACL”) by Platinum (the “Acquisition”) was consummated. The assets of ACL I consist principally of its ownership of all of the stock of ACL which owns all of the stock of Commercial Barge Line Company (“CBL”). CBL does not conduct any operations independent of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation, and their subsidiaries.

In connection with the Acquisition the purchase price has been allocated in these statements as of the Acquisition date. The Acquisition was accomplished through the merger of Finn Merger Corporation (“Finn Merger”), a Delaware corporation and a wholly owned subsidiary of ACL I with and into ACL. Following the Acquisition, ACL I files as part of the consolidated federal tax return of its direct parent, Finn. In these condensed consolidated financial statements, unless the context indicates otherwise, the “Company” refers to ACL I and its subsidiaries, on a consolidated basis.

The operations of the Company include barge transportation together with related port services along the United States Inland Waterways consisting of the Mississippi River System, the Ohio River and the Illinois River and their tributaries and the Gulf Intracoastal Waterway (collectively the “Inland Waterways”) and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. Until its sale in December 2011, the Company also owned Elliot Bay Design Group (“EBDG”), an operation engaged in naval architecture and engineering which was significantly smaller than either the transportation or manufacturing segments. Discontinued operations consist of the results of operations related to Summit Contracting Inc. (“Summit”) which was sold by ACL in 2009 and all former international operations which were sold by ACL in 2006. The results of operations of EBDG and any residual earnings or losses related to Summit and the former international operations are recorded in discontinued operations for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

In the opinion of management, for all periods presented, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The Company has not yet determined if it will use the qualitative assessment in 2012. The ASU is effective for fiscal periods beginning after December 15, 2011.

Certain prior year amounts have been reclassified in these condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

Note 2. Debt

	March 31, 2012	December 31, 2011
Credit Facility	$156,599	$155,078
2017 Notes	200,000	200,000
Plus Purchase Premium	27,745	29,147
PIK Notes	279,246	264,219
Less Discount	(3,397)	(3,615)

Long Term Debt	$660,193	$644,829

Concurrent with the Acquisition, on December 21, 2010, ACL, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”) entered into a senior secured asset-based revolving credit facility (“Credit Facility”) which provides for borrowing capacity of up to an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015. Proceeds of the Credit Facility are available for use by the Borrowers and, subject to certain limitations, their subsidiaries for working capital and general corporate purposes. At the Acquisition, proceeds of the Credit Facility were used, in part, to fund the liquidation of ACL’s previous facility and certain expenses associated with the Acquisition.

The Borrowers may also use the Credit Facility to issue letters of credit up to a total of $50,000. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Facility agreement. The Borrowers are currently prohibited from incurring more than $390,000 of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that additional borrowings would be permitted. At the Borrowers’ option, the Credit Facility may be increased by $75,000, subject to certain requirements set forth in the Credit Facility agreement (“Credit Agreement”).

In accordance with the Credit Agreement, the Borrowers’ obligations under the Credit Facility are secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property) and a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

On February 15, 2011, ACL I completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional PIK Notes. Selection of the interest payment method is solely a decision of ACL I. At the first interest payment date ACL I elected PIK interest, increasing the amount of PIK Notes outstanding by $14,219 to $264,219. On the second payment date ACL I also elected PIK interest which increased the PIK Notes by $15,027 to $279,246. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to ACL I’s stockholder to redeem equity advanced in connection with the acquisition of the Company by an affiliate of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. These PIK Notes are unsecured and are not guaranteed by ACL I’s subsidiaries.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 7, 2009, CBL issued $200,000 aggregate principal amount of senior secured second lien 12.5 % notes due July 15, 2017 (the “2017 Notes”). The issue price was 95.181% of the principal amount of the 2017 Notes. The 2017 Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL. At the Acquisition date the fair value of the 2017 Notes was $35,000 higher than the face amount. This amount is being amortized to interest expense using the effective interest method over the remaining life of the 2017 Notes.

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the Credit Agreement. The $232,156 in borrowing availability at March 31, 2012, exceeds the specified level by approximately $183,406. Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the 2017 Notes. The 2017 Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $800 at March 31, 2012, and, since July 1, 2009, there has been no available cumulative consolidated net income through March 31, 2012. No new capital contributions or equity offerings were made since the Acquisition.

Borrowings under the Credit Agreement bear interest, at the Borrowers’ option, at either (i) an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin will, depending on average availability under the Credit Facility, range from 2.00% to 2.50% in the case of base rate loans and 2.75% to 3.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, monthly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable monthly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Credit Facility. The Borrowers, at their option, may prepay borrowings under the Credit Facility and re-borrow such amounts, at any time (subject to applicable borrowing conditions) without penalty, in whole or in part, in minimum amounts and subject to other conditions set forth in the Credit Facility. For any period that availability is less than a certain defined level set forth in the Credit Agreement and until no longer less than such level for a 30-day period, the Credit Agreement imposes several financial covenants on CBL and its subsidiaries, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. The Credit Agreement requires that CBL and its subsidiaries comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Agreement, transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends.

During all periods presented the Company has been in compliance with the respective covenants contained in the Credit Facility.

Note 3. Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	March 31, 2012	December 31, 2011
Raw Materials	$30,158	$26,865
Work in Process	7,701	8,232
Parts and Supplies	26,141	27,386

	$64,000	$62,483

Note 4. Income Taxes

ACL I’s operating entities are primarily single member limited liability companies that are owned by a corporate parent and are subject to U.S. federal and state income taxes on a combined basis. The effective tax rates in the first quarters of 2012 and 2011 were 20.4% and 38.9%, respectively. The effective income tax rates are impacted by the significance of consistent levels of permanent book and tax differences on expected full year income in the respective periods. There is no tax-sharing agreement with the other companies included in the Finn consolidated return filing and therefore the tax attributes of the Company are stated on a stand-alone basis.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Employee Benefit Plans

A summary of the components of the Company’s pension and post-retirement plans follows.

	Three Months Ended March 31,
	2012	2011
Pension Components:
Service cost	$1,140	$1,175
Interest cost	2,645	2,650
Expected return on plan assets	(3,460)	(3,225)
Amortization of unrecognized losses	443	—

Net periodic benefit cost	$768	$600

Post-retirement Components:
Service cost	$3	$2
Interest cost	45	55
Amortization of net gain	—	(12)

Net periodic benefit cost	$48	$45

Note 6. Related Party Transactions

There were no related party freight revenues in the periods ended March 31, 2012 and 2011 and there were no related party receivables included in accounts receivable on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 except contained in the caption Accounts Receivable Related Party, related to the receivable from Finn in connection with the Acquisition and certain subsequent payments associated with the wind-down of the pre-Acquisition share-based compensation plan. $14,284 of the receivable amount arose as a portion of the funding of the Acquisition purchase price representing the intrinsic value of the share-based compensation for certain non-executive level employees. Per the share-based compensation plan, which was assumed by Finn, on a change of control, as defined in the American Commercial Lines 2008 Omnibus Incentive Plan (“Omnibus Plan”), outstanding awards either vested and paid or had to be rolled over to equity of the acquirer. The payout of the non-executive level employees was paid with proceeds of an advance on the Company’s Credit Facility. The amount of the advance was shown as a receivable from Finn. Since the Acquisition, additional vesting of certain pre-Acquisition share-based awards has occurred and, per the terms of the Omnibus Plan, all awards previously granted to executives separating without cause from the Company within one year after the Acquisition date became fully vested. Finn redeemed certain of these shares. Dividends from the Company were declared and paid to Finn in amounts sufficient to fund these redemptions. These dividends reduced the Accounts Receivable Related Party Affiliate balance.

During the first quarter of 2012 and in the second quarter of 2011 the Company paid an annual management fee of $5,000 to Platinum. The management fee is amortized to selling, general and administrative expense over the course of the respective fiscal year.

Note 7. Business Segments

The Company has two reportable business segments: transportation and manufacturing. The Company’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for the Company’s transportation segment.

Management evaluates performance based on a variety of measures including segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in ACL I’s filing on Form S-4/A filed May 8, 2012.

Intercompany sales are transferred at the lower of cost or fair market value and intersegment profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Eliminations	Total
Three Months ended March 31, 2012
Total revenue	$182,375	$51,424	$(15,662)	$218,137
Intersegment revenues	102	15,560	(15,662)	—

Revenue from external customers	182,273	35,864	—	218,137
Operating expense
Materials, supplies and other	61,035	—	—	61,035
Rent	6,728	—	—	6,728
Labor and fringe benefits	28,699	—	—	28,699
Fuel	43,281	—	—	43,281
Depreciation and amortization	25,065	—	—	25,065
Taxes, other than income taxes	3,018	—	—	3,018
Gain on disposition of equipment	(6,384)	—	—	(6,384)
Cost of goods sold	—	31,011	—	31,011

Total cost of sales	161,442	31,011	—	192,453
Selling, general & administrative	9,202	1,019	—	10,221

Total operating expenses	170,644	32,030	—	202,674

Operating income	$11,629	$3,834	$—	$15,463

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Eliminations	Total
Three Months ended March 31, 2011
Total revenue	$161,328	$27,981	$(12,176)	$177,133
Intersegment revenues	202	11,974	(12,176)	—

Revenue from external customers	161,126	16,007	—	177,133
Operating expense
Materials, supplies and other	56,843	—	—	56,843
Rent	6,987	—	—	6,987
Labor and fringe benefits	30,243	—	—	30,243
Fuel	35,823	—	—	35,823
Depreciation and amortization	25,519	—	—	25,519
Taxes, other than income taxes	2,867	—	—	2,867
Gain on disposition of equipment	(25)	—	—	(25)
Cost of goods sold	—	16,444	—	16,444

Total cost of sales	158,257	16,444	—	174,701
Selling, general & administrative	17,468	608	—	18,076

Total operating expenses	175,725	17,052	—	192,777

Operating loss	$(14,599)	$(1,045)	$—	$(15,644)

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Financial Instruments and Risk Management

The Company has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract price adjustment. From time to time the Company has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the table below. As hedged fuel is used, any gains or losses incurred are recorded as a decrease or increase to fuel expense, a component of cost of sales.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 of $22,962 and $25,159, respectively, consisted of gains (losses) on fuel hedging and pension and post-retirement losses, net of the related tax benefits of $13,950 and $15,417, respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amount and fair values of the Company’s financial instruments, which are recorded in Other Current Assets, are as follows.

Description	3/31/2012	Fair Value of Measurements at Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	$2,697	$2,697

At March 31, 2012, the increase in the fair value of the financial instruments is recorded as a net receivable of $2,697 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in a decrease to fuel expense of $45 and $444 in the quarters ended March 31, 2012 and 2011, respectively. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at January 1, 2012	19,400	$(1,012)
1st Quarter 2012 Fuel Hedge (Income) Expense	(5,900)	(1,679)
1st Quarter 2012 Changes	—	5,388

Fuel Price Swaps at March 31, 2012	13,500	$2,697

Note 9. Contingencies

The nature of our business exposes us to the potential for legal proceedings, including those relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. (“IQ”) filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware (the “Delaware Court”). Among other things, the appraisal petition seeks a judicial determination of the fair value of its 250,000 shares of common stock pursuant to 8 Del. C. § 262, and an order by the Delaware Court directing ACL to pay IQ the fair value of its shares as of the effective date of the Acquisition, taxes, attorney’s fees, and costs. Fact discovery is complete, expert reports (including rebuttal expert reports) have been exchanged and expert depositions are complete. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, operations or cash flows.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Litigation

We have been involved in the following environmental matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws.

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the United States District Court for the Eastern District of Louisiana (the “Court”). The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACL LLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the Court in the IINA and IINA and Houston Casualty Company interpleader, mentioned below. IINA is DRD’s primary insurer and IINA and Houston Casualty Company are DRD’s excess insurers. The settlement has final approval from the court. Settlement funds were provided to claimants’ counsel and we expect final dismissal of all lawsuits against all parties will be entered with prejudice once all the releases are signed. Claims under the Oil Pollution Act of 1990 (“OPA 90”) were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages loss related to the oil spill, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted, however OPA 90 has a three year prescriptive period and any new claim filed after three years would be subject to dismissal. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. A suit was filed on July 22, 2009 in the Eastern District of Louisiana entitled Lloyd Balliviero, d/b/a Buras Marina v. American Commercial Lines LLC, Summit Environmental Services LLC, and Clean Harbors Environmental Services, Inc, in Case No. 09-4464 seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACL LLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9,000 into the Court’s registry. ACL LLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. Tintomara interests and DRD also filed limitation actions. ACL made a claim for its damages against Tintomara interests and DRD in their respective limitation actions. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. This action has been consolidated with the limitation actions and stayed pending the outcome of the limitation actions. A trial on the ACL, Tintomara interests and DRD limitation actions has been concluded and we are awaiting the judge’s decision on liability of the parties and apportionment of ACL and Tintomara’s damages. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-cv-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill and to certain claimants for damages cognizable under OPA 90, a civil penalty under the Clean Water Act in an amount to be determined at trial as well as a claim for natural resources damages. On July 25, 2011 an action was filed in the 25th Judicial District for the Parish of Plaquemines State of Louisiana captioned Chuc Nguyen, et al. v. American Commercial Lines, Inc. and its Insurers, ABC Insurance Company and Indemnity Insurance Company of North America, No. 58936. The action filed by numerous commercial fishermen seeks damages for real or personal property, loss of subsistence use of natural resources associated with loss of profits or impairment of earning capacity. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. Although we have made demand on DRD (including its insurers) and Tintomara interests for reimbursement of cleanup costs, indemnification and other damages sustained by the Company there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe the Company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

At March 31, 2012, approximately 725 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2013. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

Our remaining unionized employees at March 31, 2012 (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

Note 10. Share-Based Compensation

On April 12, 2011, Finn adopted the Finn Holding Corporation 2011 Participation Plan (the “Participation Plan”) to provide incentive to key employees of Finn and its subsidiaries by granting performance units to key stakeholders, including ACL I’s named executive officers, to maximize Finn’s performance and to provide maximum returns to Finn’s stockholders. The Participation Plan may be altered, amended or terminated by Finn at any time.

Under the Participation Plan, the value of the performance units is related to the appreciation in the value of Finn from and after the date of grant. The performance units vest over a period specified in the applicable award agreements. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company. These qualifying events are described below. The Compensation Committee for the Participation Plan (the “Plan Committee”) determines who is eligible to receive an award, the size and timing of the award and the value of the award at the time of grant. The performance units generally mature according to the terms approved by the Plan Committee and as set forth in a grant agreement. Payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Participation Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Participation Plan, unless sooner terminated pursuant to the terms of the Participation Plan.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by executives that left employment in 2011. At no time during the year did the outstanding grants exceed the maximum authorized units. At December 31, 2011, the Company had committed to issue 17,595,000 performance units to executives that joined the Company during 2011. These units were granted during the quarter ended March 31, 2012. The fair value of the performance units on their grant date was zero.

Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Participation Plan. The Company accounts for grants made pursuant to this Participation Plan in accordance with FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). It is anticipated that since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense will be recognized until the qualifying event(s) becomes probable and can be estimated.

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the Omnibus Plan. According to the terms of the Omnibus Plan, forfeited share awards and expired stock options become available for future grants. No share-based awards were granted under this Omnibus Plan during the three months ended March 31, 2012 or 2011.

For all share-based compensation under the Omnibus Plan, as participants render service over the vesting periods, expense has been recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation was the closing market value on the date of grant. Adjustments to estimated forfeiture rates have been made when actual results were known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates became evident.

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Omnibus Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by the Company is recorded as an element of the intercompany receivable balance on the condensed consolidated balance sheet. Unvested awards previously granted to Company executives under the Omnibus Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At March 31, 2012, 8,799 shares were available under the Omnibus Plan for future awards, but there is no intention that any further awards will be granted under the Omnibus Plan.

During the three months ended March 31, 2012, 1,468 restricted stock units and 1,114 stock options, held by Company executives vested. This vesting event resulted in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $206. These tax benefits will be recognized through paid in capital as it becomes more likely than not that the tax benefit will be realized. As of March 31, 2012, there were 2,857 options outstanding with a weighted average exercise price of $55.62 and 54 vested and 808 unvested restricted stock units outstanding.

During the three months ended March 31, 2011, 3,823 restricted stock units and 8,277 stock options, held by Company executives vested. This vesting event resulted in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $1,090.

In the quarter ended March 31, 2012, the Company recorded total stock-based compensation of $49 and a related income tax benefit of $18. In the quarter ended March 31, 2011, the Company recorded total stock-based employee compensation of $1,493 and a related income tax benefit of $559. The 2010 total included $619 for expense related to certain executive outstanding awards which accelerated in accordance with the terms of the Omnibus Plan at the date of their separation from service during the quarter. The intrinsic value of awards held by separating executives was paid by the Company to the participants upon their separation from the Company, increasing the Company’s intercompany receivable from Finn.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also during the quarter ended March 31, 2011, subsequent to the issuance of $250,000 of the PIK Notes, Finn declared a dividend of $258.50 per share for each outstanding share which was paid to Finn shareholders during the quarter. This reduced Finn’s initial capital of $460,000 to $201,500. Per the terms of the Omnibus Plan, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of unvested restricted stock units and performance units and to adjust the strike prices of options issued or pay out a cash dividend, or some combination of such actions, to the extent necessary to maintain the intrinsic value of the units and options at date of dividend. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by the Company and increased the Company’s related receivable from Finn. After the payouts to the executives, during the first quarter of 2011, the Company declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse the Company for payments made on its behalf to separating executives and to holders of vested restricted units under the Omnibus Plan.

Note 11. Dispositions

Dispositions and Impairments —

In December 2011 the Company disposed of its interest in EBDG. In November 2009 the Company disposed of its interest in Summit. Due to the sale all results of operations are reflected in discontinued operations. EBDG provided naval architecture and design services and Summit provided environmental and civil construction services.

During the first quarter of 2011 one of the three boats held for sale was returned to service, one boat was sold in the third quarter of 2011 and two additional boats were placed into held for sale status in the fourth quarter. These three boats are being actively marketed. During the first quarter of 2012 eight surplus boats were sold at a small loss. Additionally, during the first quarter of 2012 262 retired barges were sold for scrap generating proceeds of $20,512 and gains on disposition of $7,167 in the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. ACL I Corporation is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors enumerated in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q (this “Report”) for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

INTRODUCTION

This MD&A is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of ACL I Corporation (“ACL I”) and its subsidiaries. Unless the context indicates otherwise, the “Company” refers to ACL I and its subsidiaries, on a consolidated basis. This MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. This MD&A is organized as follows.

Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Results of Operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2012 compared to the results of operations for the three months ended March 31, 2011.

Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2012, and an analysis of the Company’s cash flows for the three months ended March 31, 2012, and March 31, 2011.

Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

Critical Accounting Policies. This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in our filing on Form S-4/A, filed May 8, 2012. The Company’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of exposure to potential losses arising from adverse changes in fuel prices and interest rates at March 31, 2012.

OVERVIEW

Our Business

The Company

The Company is one of the largest and most diversified inland marine transportation and service companies in the United States. The Company provides barge transportation and related services under the provisions of the Jones Act (the “Jones Act”) and manufactures barges, primarily for use in the inland rivers, commonly referred to as brown-water use. The Jones Act is a federal cabotage law that restricts domestic non-proprietary cargo marine transportation in the United States to vessels built and registered in the United States, manned by U.S. citizens and 75% owned by U.S. citizens.

We currently operate in two business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways, which consists of the Mississippi River, the Ohio River, the Illinois River and their tributaries and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 10.9% of the total inland dry cargo barge fleet and 10.2% of the total inland liquid cargo barge fleet as of December 31, 2011, according to InformaEconomics, Inc., a private forecasting service (“Informa”).

Our operations are tailored to service a wide variety of shippers and freight types. We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet.

Our manufacturing segment was the second largest manufacturer of brown-water barges in the United States in 2011 according to Criton Corporation (“Criton”), publisher of River Transport News.

The Industry

Transportation Industry. Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. By the end of 2009, the industry fleet had, decreased to 17,498 dry and 3,009 liquid barges, for a total fleet size of 20,507, 11.2% below the 1998 level, with 113 more liquid tank barges and 2,698 fewer dry cargo barges than were in service at the end of 1998. Retirements of dry and liquid barges of 1,131 and 144 respectively during the two-year period including 2010 and 2011, were more than offset by new construction with additions in excess of retirements of 498 dry cargo barges and 75 liquid tank barges, resulting in an industry fleet of 21,080 at the end of 2011. This was 8.7% below the 1998 peak levels in the industry, with the number of dry cargo barges down 10.9% and liquid tank barges up almost 6.5%. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 55% of the industry fleet in each sector as of December 31, 2011. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

TOP 5 CARRIERS BY FLEET SIZE

(as of December 31, 2011)

Operator	Number of Barges	Total Share	Average Age (Yrs.)
Dry Cargo Barges
Ingram Barge Company	3,792	21.1%	15.4
AEP River Operations	3,199	17.8%	11.6
Commercial Barge Line Company	1,961	10.9%	20.5
American River Transportation Co.	1,786	9.9%	18.5
Cargo Carriers, A business of Cargill, Inc.	1,278	7.1%	12.3

Top Five Total	12,016	66.8%	15.4
Other	5,980	33.2%	14.0

Industry Total	17,996

Liquid Cargo Barges
Kirby Inland Marine, LP	819	26.6%	19.1
Commercial Barge Line Company	316	10.2%	21.3
Canal Barge Co., Inc.	218	7.1%	11.8
Marathon Petroleum Company LP	181	5.9%	12.1
Ingram Barge Company	175	5.7%	31.5

Top Five Total	1,709	55.4%	19.1
Other	1,375	44.6%	17.8

Industry Total	3,084		18.5

For purposes of industry analysis, the commodities transported on the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the three months ended March 31, 2012 and March 31, 2011 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

Manufacturing Industry. The inland barge manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be our manufacturing segment’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with our manufacturing segment for the manufacturing of liquid tank barges. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment. We believe, based on data reported by River Transport News (published by Criton), that Jeffboat and one other competitor together comprise the significant majority of barge manufacturing capacity in the U.S. We also believe that the new dry barge builds required to replace retiring barges may strain the capacity of barge manufacturing during the next five years. According to industry data provided by Informa, from 2005 through 2011, Jeffboat’s brown water liquid and dry cargo barge production accounted for between 24% and 43% of the overall market.

Consolidated Financial Overview

For the quarter ended March 31, 2012, the Company had net loss of $0.6 million compared to a net loss of $16.5 million in the quarter ended March 31, 2011.

The following table displays certain individually significant drivers of after-tax non-comparability in the respective first quarters of 2012 and 2011. Though both first quarters contain the impact of purchase accounting due to the significant difference in the level of asset sales and barge scrapping, we have separated the former basis and the impact of the purchase accounting revaluation of the assets disposed.

	Three Months Ended March 31,
	2012	2011
Share-based compensation and restructuring costs	($93)	($2,070)
Merger related and consulting expenses before impact of boat/barge gains	(308)	(4,109)
Total historical cost gains on boat/barge sales	18,027	729
Total purchase accounting impact on gains	(14,031)	(716)

	$3,595	($6,166)

These items when combined with the approximately $3.0 million differential after-tax impact of higher interest costs in 2012 attributable primarily to the PIK Notes which were issued in the middle of the first quarter of 2011 and changes in the operating performance of our transportation and manufacturing segments drove the reduction in net loss quarter-over-quarter. The primary causes of changes in operating income in our transportation and manufacturing segments are generally described below under “Segment Overview” and more fully described below under “Operating Results by Business Segment.”

For the quarter ended March 31, 2012, Adjusted EBITDAR from continuing operations was $58.2 million compared to $25.6 million in the same period of the prior year. Adjusted EBITDAR from continuing operations as a percent of revenue was 26.7%. This represents an increase of 12.2 points quarter-over-quarter, or an increase of 2.6 points before the differential impact of historical cost gains on barge scrapping activities. See the table below under “Consolidated Financial Overview – Non-GAAP Financial Measure Reconciliation” for a definition of Adjusted EBITDAR and a reconciliation of Adjusted EBITDAR to consolidated net income or loss.

During the three months ended March 31, 2012, $32.3 million of capital expenditures was primarily attributable to completion of 10 new covered, dry cargo barges and four new liquid tank barges for the transportation segment, boat and barge capital improvements and facilities improvements.

During the first quarter of 2012, the face amount of outstanding debt increased approximately $16.5 million from the year end 2011 level, primarily driven by the issuance of interest on the PIK Notes in February 2012 and also impacted by capital expenditures in the quarter and changes in working capital which were offset by the proceeds from barge scrapping and boat sales in the quarter. Total interest expense for the first quarter of 2012 was $16.3 million or $4.9 million higher than those expenses in the same quarter of 2011. The increase in interest expense is due to the impact of the PIK Notes which were outstanding for the full quarter of 2012 and essentially one-half of the quarter in 2011, the impact of compounding interest on the PIK Notes and lower net amortization of the Acquisition date premium on the 2017 Notes and debt issuance costs as well as higher interest expense in the current year on obligations other than debt.

At March 31, 2012, we had total indebtedness of $660.2 million, including the $27.7 million premium recorded at the Acquisition date to recognize the fair value of the 2017 Notes and the $3.4 million in original issue discount on the PIK Notes, each net of amortization through March 31, 2012. At this level of debt we had $232.2 million in remaining current availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At March 31, 2012, debt levels the Company was $183.4 million above this threshold.

As of March 31, 2012, the present value of the lease payments associated with revenue generating equipment was approximately $50.5 million. Including the present value of these lease payments, the Company’s total indebtedness was $710.7 million as of March 31, 2012. The ratio of funded net debt to Adjusted EBITDAR for the trailing twelve months ended March 31, 2012 was 3.3 times.

Segment Overview

We operate in two predominant business segments: transportation and manufacturing.

Transportation

The transportation segment produces several significant revenue streams. Our customers engage us to move cargo, generally for a per ton rate, from an origin point to a destination point along the Inland Waterways in the Company’s barges, pushed primarily by the Company’s towboats under affreightment contracts. Affreightment contracts include both term and spot market arrangements.

Non-affreightment revenue is generated either by demurrage charges related to affreightment contracts or by one of three other contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts.

Under charter/day rate contracts the Company’s boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. The ton-miles for charter/day rate contracts are not included in the Company’s tracking of affreightment ton-miles, but are captured and reported as part of ton-miles non-affreightment.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Transportation revenue for each contract type for the quarter ended March 31, 2012 is summarized in the key operating statistics table.

Total affreightment volume measured in ton-miles increased in the first quarter of 2012 to 8.2 billion compared to 7.4 billion in the same period of the prior year driven by increased coal ton-mile volume. Increases in grain ton-mile volume were essentially offset by decreases in bulk and to a lesser extent liquid affreightment volume.

For the first quarter 2012, non-affreightment revenues increased by $8.9 million, or 19.8%, primarily due to higher charter/day rate, partially offset by lower demurrage on our fleet of dry barges. Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. On average, for the last five-year period, the peak grain tariff rates have been almost double the trough rates. Our achieved grain pricing, across all river segments, was down 8.2% in the quarter ended March 31, 2012.

Overall transportation revenues increased approximately 6.8% on a fuel neutral basis in the first quarter of 2012 compared to the same period of the prior year. The increase in the quarter was driven by volume increases in petroleum, chemicals, grain and coal, partially offset by declines in other bulk products and dry demurrage, as overall fuel-neutral rates per ton-mile declined by approximately 7% in the quarter compared to prior year.

Revenues per average barge operated increased 26.8% in the first quarter of 2012, compared to the same periods of the prior year. Approximately two-thirds of the increase in the quarter was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.

For the three months ended March 31, 2012, the Company generated operating income of $15.5 million compared to an operating loss of $15.6 million in the prior year period. This increase in operating income of $31.1 million was the result of $7.2 million more gains on disposition resulting from the sale of 262 retired barges for scrap. These sales of retired barges generated proceeds of $20.5 million in the quarter. Including these gains, transportation segment operating income was $11.6 million for the period, compared to an operating loss of $14.6 million for the prior year period. The transportation segment’s improvement was driven by boat productivity, cost and claim reductions, improved recovery through fuel surcharges on higher fuel pricing, and lower selling, general and administrative expenses, partially offset by higher repairs.

Fuel prices increased in the quarter by 1.5 points to 23.7% of segment revenues or $43.3 million. Fuel consumption was up approximately 2.7% for the quarter compared to the same period of the prior year driven by the increase in ton-miles. The average net-of-hedge-impact price per gallon increased 17.6% to $3.06 per gallon in the quarter.

Key operating statistics regarding our transportation segment for the quarter ended March 31, 2012 are summarized in the following table.

Key Operating Statistics

	Three Months Ended March 31, 2012	% Change to Prior Year Same Quarter Increase (Decrease)
Ton-miles (000’s):
Total dry	7,669,418	12.8%
Total liquid	498,484	(11.7%)

Total affreightment ton-miles	8,167,902	10.9%
Total non-affreightment ton-miles	874,796	0.9%

Total ton-miles	9,042,698	9.9%

Average ton-miles per affreightment barge	4,115	26.7%
Rates per ton mile:
Dry rate per ton-mile		(0.9%)
Fuel neutral dry rate per ton-mile		(6.6%)
Liquid rate per ton-mile		16.5%
Fuel neutral liquid rate per-ton mile		6.9%
Overall rate per ton-mile	$15.76	(0.5%)
Overall fuel neutral rate per ton-mile	$14.80	(6.6%)
Revenue per average barge operated	$84,976	26.8%
Fuel price and volume data:
Fuel price	$3.06	17.6%
Fuel gallons	14,126	2.7%
Revenue data (in thousands):
Affreightment revenue	$128,685	10.6%
Non-affreightment revenue
Towing	11,672	6.8%
Charter and day rate	25,660	50.9%
Demurrage	8,504	(28.2%)
Other	7,752	56.3%

Total non-affreightment revenue	53,588	19.8%

Total transportation segment revenue	$182,273	13.1%

Data regarding changes in our barge fleet for the quarter ended March 31, 2012 is summarized in the following table.

Barge Fleet Changes

Barges - Current Quarter	Dry	Tankers	Total
Barges operated as of January 1, 2012	1,961	316	2,277
Retired (includes reactivations)	(257)	(5)	(262)
New builds	10	4	14
Change in number of barges leased	(17)	—	(17)

Barges operated as of March 31, 2012	1,697	315	2,012

Data regarding our boat fleet at March 31, 2012 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age
1950 or less	33	33.8
Less than 4650	24	36.2
Less than 6250	33	34.8
6800 and over	11	33.5

Total/overall age	101	34.7

In addition, the Company had 12 chartered boats in service at March 31, 2012. Average life of a boat (with refurbishment) exceeds 50 years. At March 31, 2012, three boats were classified as assets held for sale and the Company continues to finalize a marketing plan for up to three additional boats which it believes may be sold in the near term.

We had almost 2,000 less weather-related lost barge days in the quarter ended March 31, 2012 than in the prior year quarter which resulted in approximately one-third of our overall boat productivity improvement in the quarter.

Manufacturing

The manufacturing segment had operating income of $3.8 million in the quarter ended March 31, 2012 compared to an operating loss of $1.0 million in the comparable period of 2011. The increase in operating income was driven by higher external sales volume and improved labor and materials efficiency in the shipyard. Though we sold 36 more total barges than in the first quarter of 2012, the mix of deck barges and hoppers was different. In 2012, the manufacturing segment sold 65 dry cargo barges compared to six deck barges and 23 dry cargo barges in the first quarter of 2011.

Manufacturing had approximately seven fewer weather-related lost production days in the quarter which contributed to the increased productivity in the current year quarter.

In the first quarter of 2012 Jeffboat built 10 dry covered hoppers and four oversized liquid tank barges for our transportation segment, compared to 25 dry covered hoppers in the first quarter of 2011. The manufacturing segment’s external revenue backlog at the period end was $75.8 million, approximately $21 million lower than the March 31, 2011 backlog and approximately $25 million lower than the December 31, 2011 backlog. We currently have no additional 2012 capacity for external barges as we continue to revitalize the transportation segment fleet.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters ended March 31,
	2012	2011
External sales:
Deck barges	—	6
Dry cargo barges	65	23

Total external units sold	65	29

Internal sales:
Liquid tank barges	4	—
Dry cargo barges	10	25

Total units into production	14	25

Total units produced	79	54

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

ACL 1 CORPORATION

NET LOSS TO ADJUSTED EBITDA AND EBITDAR RECONCILIATION

(Dollars in thousands - Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Loss from Continuing Operations	(620)	(16,413)
Discontinued Operations, Net of Income Taxes	26	(97)

Consolidated Net Loss	(594)	(16,510)
Adjustments from Continuing Operations:
Interest Income	(5)	(55)
Interest Expense	16,280	11,359
Depreciation and Amortization	27,010	27,506
Taxes	(159)	(10,459)
Adjustments from Discontinued Operations:
Interest Income	—	—
Depreciation and Amortization	—	19
Taxes	—	—
EBITDA from Continuing Operations	42,506	11,938
EBITDA from Discontinued Operations	26	(78)

Consolidated EBITDA	42,532	11,860
Long-term Boat and Barge Rents	3,892	3,828

EBITDAR from Continuing Operations	46,398	15,766
EBITDAR from Discontinued Operations	26	(78)

Consolidated EBITDAR	46,424	15,688
Other Non-cash or Non-comparable charges included in net income:
Continuing Ops
Share Based Compensation	49	1,493
Merger Related and Consulting Expenses	22,972	6,972
(Gain) Loss on Excess Boat Sales	(11,278)	—
Restructuring Costs	99	1,417

Total Continuing Ops	11,842	9,882

Adjusted EBITDA form Continuing Ops	54,348	21,820
Adjusted EBITDA form Discontinued Ops	26	(78)

Adjusted Consolidated EBITDA	54,374	21,742

Adjusted EBITDAR form Continuing Ops	58,240	25,648
Adjusted EBITDAR form Discontinued Ops	26	(78)

Adjusted Consolidated EBITDAR	58,266	25,570

EBITDAR consists of earnings before interest, taxes, depreciation, amortization, long-term boat and barge rents and debt retirement expenses. Adjusted EBITDAR includes adjustments to historical EBITDAR that we do not consider indicative of our core operating functions or ongoing operating performance after the Acquisition. EBITDAR and Adjusted EBITDAR are not calculated or presented in accordance with accounting principles generally accepted in the U.S. and other companies in our industry may calculate EBITDAR and Adjusted EBITDAR differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under accounting principles generally accepted in the U.S. However, we believe that EBITDAR and Adjusted EBITDAR provide relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. We consider EBITDAR and Adjusted EBITDAR to be meaningful indicators of core operating performance and we use it as a means to assess the operating performance of our business segments. EBITDAR and Adjusted EBITDAR should not be considered as measures of discretionary cash available to us to invest in the growth of our business as both measures exclude certain items that are relevant in understanding and assessing our results of operations and cash flows. EBITDAR and Adjusted EBITDAR provide management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. We believe that our use of long-term leases to fund the construction and acquisition of revenue-producing assets is a financing decision and therefore we exclude rents related to such arrangements from this measure for our internal analyses. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDAR and Adjusted EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Outlook

Historically the Company has experienced a seasonal slowing in freight activity during the second quarter. For 2012’s second quarter we anticipate that we will continue to experience market conditions similar to those of the first quarter, with continuing strong liquid market. We expect that increased industry barge availability due to lower domestic coal shipments will continue to impact the pricing of export coal shipments. Lower demand for domestic coal shipments, which is driving this pricing weakness, continues as a result of the warm conditions in the past winter, low natural gas prices and looming regulation of coal-fired energy plants.

Over the long term, we remain cautiously optimistic that there will be a tightening of capacity and increased demand in the dry barge market, which we believe will improve the market’s pricing dynamics. We believe this demand increase will be driven by the following factors.

•

Strong Agricultural demand - In January 2012 the United States Department of Agriculture (“USDA”) increased its estimate of corn exports by 50 million bushels reflecting the strong pace of sales to date and reduced prospects for Argentine exports. Estimates of domestic corn acreage planted have also been increased by the USDA to 95.5 million acres from 94.0 million acres. Estimates also indicate that the current crop year will feature the second largest planting in ten years for the eight major field crops. Though the Euro zone economic difficulties led to a relatively weak early 2012 Gulf export market, a current oversupply of ocean freight vessels has kept ocean-going rates low, which should bolster southbound demand in the near term.

•	Strengthening bulk markets - We have begun to see some improvement from increases in construction materials and light vehicle production increases.

•

Contining strong liquid demand and increased Company liquid capacity—Strength in the petroleum market favorable oil spot price spreads should result in relatively constant pricing and demand, particularly for dedicated service contracts. We also believe that demand may be increased by certain gulf ethylene cracker plants restarting and that natural gas liquids being produced in much higher quantities than in 2011. The Company took delivery of four new oversized liquid tank barges in the first quarter of 2012 and eight liquid tank barges were acquired early in the second quarter of 2012 increasing the net barrel capacity of our fleet by 5.6%.

In our manufacturing segment, Criton reported that in 2011 there was a net expansion in the dry cargo fleet. Given the age of many barges in the industry’s dry fleet, we expect a reduction in the industry fleet of dry cargo barges over the next three to five years. This should lead to consistent demand and stable pricing for barge building by our manufacturing segment. Our shipyard experienced good weather and made positive strides in productivity in the first quarter of 2012. The manufacturing segment’s external revenue backlog at the period end was $75.8 million, approximately $21 million lower than the March 31, 2011 backlog and approximately $25 million lower than the December 31, 2011 backlog. We are ramping up an additional production line to support the transportation segment’s liquid tank barge demand. We believe, based on current projections that available production capacity is sold out through the first quarter of 2013. We continue to evaluate our longer-term strategy for the shipyard.

Overall, we are monitoring market conditions closely and are maintaining a disciplined approach to our operations that will allow us to continue to realize and build upon the gains we achieved in operating efficiency in 2011.

OPERATING RESULTS by BUSINESS SEGMENT

Quarter Ended March 31, 2012 as compared with Quarter Ended March 31, 2011

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated Revenue
	Quarter Ended Mar. 31,			1st Quarter
	2012	2011	Variance	2012	2011
REVENUE
Transportation and Services	$182,273	$161,126	$21,147	83.5%	91.0%
Manufacturing (external and internal)	51,424	27,981	23,443	23.6%	15.8%
Intersegment manufacturing elimination	(15,560)	(11,974)	(3,586)	(7.1%)	(6.8%)

Consolidated Revenue	218,137	177,133	41,004	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	170,644	175,725	(5,081)
Manufacturing (external and internal)	47,590	29,026	18,564
Intersegment manufacturing elimination	(15,560)	(11,974)	(3,586)

Consolidated Operating Expense	202,674	192,777	9,897	92.9%	108.8%
OPERATING INCOME (LOSS)
Transportation and Services	11,629	(14,599)	26,228
Manufacturing (external and internal)	3,834	(1,045)	4,879
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	15,463	(15,644)	31,107	7.1%	(8.8%)
Interest Expense	16,280	11,359	4,921
Other Expense (Income)	(38)	(131)	93

Income Before Income Taxes	(779)	(26,872)	26,093
Income Taxes	(159)	(10,459)	10,300
Discontinued Operations	26	(97)	123

Net Income	$(594)	$(16,510)	$15,916

Domestic Barges Operated (average of period beginning and end)	2,145	2,405	(260)
Revenue per Barge Operated (Actual)	$84,976	$66,996	$17,980

Revenue. Consolidated revenue increased by $41.0 million to $218.1 million, a 23.1% increase compared with $177.1 million for the first quarter of 2011.

Transportation revenues increased by $21.1 million, or 13.1%, driven by affreightment ton-miles which increased in the first quarter of 2012 to 8.2 billion compared to 7.4 billion in the same period of the prior year driven by increased coal ton-mile volume. Increases in grain ton-mile volume were essentially offset by decreases in bulk and to a lesser extent liquid affreightment volume.

Overall transportation revenues increased approximately 6.8% on a fuel neutral basis in the first quarter of 2012 compared to the same period of the prior year. The increase in the quarter was driven by volume increases in petroleum, chemicals, grain and coal partially offset by declines in other bulk products and dry demurrage, as overall fuel-neutral rates per ton-mile declined by approximately 7% in the quarter compared to prior year.

For the first quarter 2012, non-affreightment revenues increased by $8.9 million, or 19.8%, primarily due to higher charter/day rate and scrapping revenue, partially offset by lower demurrage on our fleet of dry barges. Our achieved grain pricing, across all river segments, was down 8.2% in the quarter ended March 31, 2012.

Revenues per average barge operated increased 26.8% in the first quarter of 2012, compared to the same period of the prior year. Approximately two-thirds of the increase in the quarter was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.

The increase in transportation segment revenues were achieved operating a barge fleet that was 10.8% smaller and a boat fleet that was 7.4% smaller than the prior year.

Manufacturing segment revenues more than doubled to $35.9 million, with 65 total barges sold compared to 29 in the prior year period. In 2011, the manufacturing segment completed 23 hopper barges and six deck barges.

Operating Expense. Consolidated operating expense increased by $9.9 million, or 5.1%, to $202.7 million in the first quarter of 2012 compared to the first quarter of 2011.

Transportation segment expenses were $5.1 million lower in the first quarter of 2012 than in the comparable quarter of 2011. The decrease in transportation segment operating expenses was attributable to a $7.2 million increase in gains on the sale of retired barges in 2012. The change in the transportation segment’s operating expenses were also driven by higher fuel and other operating costs, including repairs, partially offset by boat productivity, cost and claim reductions and lower selling, general and administrative expenses (“SG&A”). The decrease in SG&A resulted primarily from lower legal and consulting expenses, lower severance-related expenses and lower employee related costs. Better quarter-over-quarter weather contributed to boat productivity improvement in the current year quarter.

Manufacturing operating expenses increased by $15.0 million due primarily to a higher number of external barges produced in the first quarter of 2012 compared to the first quarter of 2011.

Operating Income. Consolidated operating income increased by $31.1 million to $15.5 million in the first quarter of 2012 compared to the first quarter of 2011. Operating income in the transportation segment increased by $26.2 million over 2011 in an environment where increases in ton-mile volume were achieved with a smaller fleet of barges. Revenue increases, with overall mainline rates per ton-mile declining by approximately 0.5% quarter-over-quarter, in combination with higher gains on disposition of equipment exceeded other cost increases. Operating income in the manufacturing segment increased by $4.9 million driven by improved efficiency in labor and materials, higher production volume and favorable weather in the current year quarter.

Interest Expense. During the first quarter of 2012, the face amount of outstanding debt increased approximately $16.5 million from the year end 2011 level, primarily driven by the issuance of interest on the PIK Notes in February 2012 and also impacted by capital expenditures in the quarter and changes in working capital which were offset by the proceeds from barge scrapping and boat sales in the quarter. Total interest expense for the first quarter of 2012 was $16.3 million or $4.9 million higher than those expenses in the same quarter of 2011. The increase in interest expense is due to the impact of the PIK Notes which were outstanding for the full quarter of 2012 and essentially one-half of the quarter in 2011, the impact of compounding interest on the PIK Notes and lower net amortization of the Acquisition date premium on the 2017 Notes and debt issuance costs as well as higher interest expense in the current year on obligations other than debt.

Income Tax Expense. The effective tax rates for the first quarters of 2012 and 2011 were 20.4% and 38.9%, respectively. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2012 compared to 2011.

Net Income (Loss). The net income was lower in the current year quarter due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2012.

Our funding requirements include capital expenditures (including barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at March 31, 2012, were cash generated from operations and borrowings under our Credit Facility. Other potential sources of liquidity include proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, obsolete and surplus assets. We currently expect that our gross 2012 capital expenditures may exceed $200 million, which we currently expect to fund with drawings under our Credit Facility and proceeds from boat sales and barge scrapping. For information regarding capital expenditures and proceeds of boat and barge sales in the first quarter of 2012 see “Net Cash, Capital Expenditures and Cash Flow” below.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, ACL LLC, ACLTS and Jeffboat, and ACL and certain subsidiaries as guarantors, entered into the Credit Agreement, consisting of a senior secured asset-based credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015. The Credit Facility is also guaranteed by ACL I on a limited recourse basis. The proceeds of the Credit Facility are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrowers’ vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrower’s option, the Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the Credit Agreement. The Credit Facility is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

For any period that availability is less than a certain defined level set forth in the Credit Agreement (currently $48.8 million until the $390.0 million borrowing cap is further expanded) and until such level is exceeded for a consecutive 30-day period, the Credit Agreement imposes several financial covenants on the Borrowers, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Borrowers have agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The Credit Agreement requires that the Borrowers comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Facility, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.

Our Indebtedness

At March 31, 2012, we had total indebtedness of $660.2 million, including the $27.7 million premium recorded at the Acquisition date to recognize the fair value of the 2017 Notes and the $3.4 million in original issue discount on the PIK Notes, each net of amortization through March 31, 2012. At this level of debt we had $232.2 million in remaining current availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At March 31, 2012, debt levels the Company was $183.4 million above this threshold.

As of March 31, 2012, the present value of the lease payments associated with revenue generating equipment was approximately $50.5 million. Including the present value of these lease payments, the Company’s total indebtedness was $710.7 million as of March 31, 2012. The ratio of funded net debt to Adjusted EBITDAR for the trailing twelve months ended March 31, 2012 was 3.3 times.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017 (the “2017 Notes”). The issue price was 95.181% of the principal amount of the 2017 Notes. The original issue discount on the 2017 Notes was revised in purchase price accounting for the Acquisition to reflect a premium of $35.0 million, reflecting the fair market value of the 2017 Notes on the Acquisition date. The 2017 Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

On February 15, 2011 ACL I, completed a private placement of $250.0 million in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional PIK Notes. Selection of the interest payment method is solely a decision of ACL I. At the first interest payment date ACL I elected PIK interest, increasing the amount of PIK Notes outstanding by $14.2 million to $264.2 million. On the second payment date ACL I also elected PIK interest which increased the PIK Notes by $15.0 million to $279.2 million. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to ACL I’s stockholder to redeem equity advanced in connection with the acquisition of the Company by an affiliate of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. These PIK Notes are unsecured and are not guaranteed by ACL I’s subsidiaries.

Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. For a discussion of the interest rate under our credit facility, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Report.

With approximately 3.75 years, 3.9 years and 5.3 years of remaining terms on the Credit Facility, the PIK Notes and the 2017 Notes, respectively, we believe that we have an appropriate longer term, lower cost and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Net Cash, Capital Expenditures and Cash Flow

In the quarter ended March 31, 2012, net cash provided by operations was $15.2 million compared to cash flow used in operations of $26.8 million for the quarter ended March 31, 2011. The change in cash provided by/used in operations is primarily attributable to higher income from the scrapping of barges in the first quarter of 2012 and improved operating results. The use of cash for working capital in the first quarter of 2011 of $27.0 million related primarily to the advance purchase of steel inventories in the manufacturing segment to lock in steel prices for builds early in that year partially offset by the impact of the positive cash flow impact of a larger reduction in accounts receivable in the prior year first quarter, due to the lower sales in that quarter when compared to the current year. The remaining increase in use of cash from operations resulted from lower net income adjusted for non-cash items in the prior year quarter.

Cash used in investing activities increased $3.8 million in the first quarter of 2012 to $18.0 million, with total property additions and other investing activities increasing to $33.3 million in 2012 from $14.3 million in the same period in 2011 and proceeds of surplus boat dispositions of $15.2 million higher in the first quarter of 2012. The capital expenditures in the first quarters of both 2012 and 2011 were primarily for new barge construction, capital repairs and investments in our facilities.

Net cash provided by financing activities in the quarter ended March 31, 2012 was $2.3 million, compared to net cash provided by financing activities of $43.8 million in the quarter ended March 31, 2011. Cash provided by financing activities in 2012 primarily related to borrowings on the Credit Facility and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment which exceed dividends to our parent for the cash cost of remaining pre-Acquisition share-based compensation. Cash provided by financing activities in 2011 primarily related to borrowings on the Credit Facility, borrowings on the PIK Notes, the dividend of the proceeds of the PIK Notes and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment. The impact of the tax benefit of share-based compensation was a $1.1 million source in the quarter ended March 31, 2011.

CHANGES IN ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The Company has not yet determined if it will use the qualitative assessment in 2012. The ASU is effective for fiscal periods beginning after December 15, 2011.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, probable loss estimates regarding long-term construction contracts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance and third-party receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

No significant changes have occurred to these policies, which are fully consistent with the policies described in ACL I’s filing on Form S-4/A filed May 8, 2012. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below. The Company neither holds nor issues financial instruments for trading purposes.

Fuel Price Risk

For the quarter ended March 31, 2012, fuel expenses for fuel purchased directly and used by our boats represented 23.7% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 19.9% of our total transportation segment revenues in the first quarter of 2012, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At March 31, 2012, a net asset of approximately $2.7 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income, net of hedge ineffectiveness of $0.04 million which was recorded as a reduction of fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $1.7 million and $2.1 million in the three months ended March 31, 2012 and 2011 respectively. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 to our condensed consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At March 31, 2012, we had $156.6 million of floating rate debt outstanding, which represented the outstanding balance of the Credit Facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.6 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

Foreign Currency Exchange Rate Risks

The Company currently has no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported that are transported by barge.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this Report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The nature of our business exposes us to the potential for legal proceedings, including those relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations. See Note 9 to the condensed consolidated financial statements included elsewhere in this Report, which is incorporated herein by reference, for additional detail regarding ongoing legal proceedings.

ITEM 1A.	RISK FACTORS

Set forth below is a detailed discussion of risks related to our industry and our business. In addition to the other information in this Report, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Risks Relating to Our Industry

The aftermath of the global economic crisis, which began in 2008, may continue to have detrimental impacts on our business.

Although we cannot predict the extent, timing and full ramifications, we believe that the recession, which began in 2008 and its aftermath, at a minimum, heighten the following risks.

Potential recession impacts — In 2011 and the first quarter of 2012, we saw demand increases over the prior year in specific commodities that are currently shipped by barge. However, this improved demand level continues to be diminished from pre-recession levels and negatively impacts price/mix/volume, particularly in respect of demand driven by export markets. Notwithstanding the recent demand increase, demand levels continue to be lower than prior to the recession and, as a result, there continues to be a less favorable supply/demand mix of barges, which results in reduced rates that we can charge for our services, particularly in the spot markets. Such lower rates have negatively impacted our revenues and financial condition in our transportation segment. This loss of demand has also and could continue to result in tow-size and barge positioning inefficiencies. Continuing stagnation in the freight markets also may delay investment decisions by customers of our manufacturing segment.

Credit availability to our customers and suppliers — We believe that many of our customers and suppliers rely on liquidity from the global credit markets. If credit availability remains restricted for these customers, demand for our products and services may be constricted resulting in lower revenues and barge production backlogs and we may not be able to enforce contracts or collect on outstanding invoices.

Market risk — We have significant costs associated with our pension plan, which is dependent on many factors including the return on plan assets and discount rates. Pension plan assets declined significantly in 2008. Earnings on plan assets increased in 2010. However, in 2011 plan assets increased by less than the amount of $8.8 million current year contributions to the Plan, due to low actual returns on plan assets. The combined return from the beginning of 2008 remains below the average assumed rate of return used for actuarial estimation purposes. Further declines in the value of plan assets or continued lower than assumed returns over time, as well as further declines in our discount rate could increase required expense provisions and required cash contributions under the plan. See Note 5 to the condensed consolidated financial statements included elsewhere in this Report for disclosures related to our employee benefit plans.

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, domestic and international coal demand and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. Coal, particularly for export, has recently been an increasing part of our business. Coal contracts are typically longer term contracts, however, the volume shipped is dependent on many factors including coal prices and global weather. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry suffered from an oversupply of barges relative to demand for barging services for many years following the boom in barge production in the late seventies and early eighties. Oversupply conditions may recur due to a variety of factors, including a more permanent drop in demand, overbuilding, delays in scrapping or extension of use through refurbishing of barges approaching the end of their life expectancies. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to six years. If retirement occurs, demand for barge services is at normal levels and new builds do not replace retired capacity, we believe that barge capacity may be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge until volume demand returns.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports through the Gulf of Mexico can vary due to, among other things, crop harvest yield levels in the United States and abroad, and ocean going freight spreads between the Gulf and the Pacific Northwest. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets’ acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.

Any decrease in future demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including our customers’ cost and availability of debt financing, cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. From 2007 through 2008, we increased the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. During the recession and until 2011, demand did not support that pricing strategy. In 2011 and through the first quarter of 2012, we were able to increase pricing somewhat and we plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as the impact of inflation on our costs. If demand for new barge construction diminishes or the recovery does not continue, we may not be able to maintain or increase pricing over our current levels.

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

Our contracts for manufacturing segment production generally contain steel price adjustments. Although the price of steel has declined from peak levels seen in 2008, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider any material increase in steel prices prohibitive to ordering, which could have an adverse effect on demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

Fuel expenses represented 23.7% and 22.2% of transportation revenues in the quarters ended March 31, 2012 and 2011, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45-day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. We also have contracts that do not contain such clauses, including most grain contracts, or where the clauses do not fully cover increased fuel pricing. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs that exceed our projected cost of fuel. At March 31, 2012, the market value of our fuel price swaps represented an asset of approximately $2.7 million. Assuming no further changes in market value prior to settlement dates of the contracts over the remainder of 2012, this amount will be credited to operations as the fuel is used keeping our costs under fixed fuel contracts in line with our expectations.

Our operating margins are impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing.

We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism does not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases. We have hedged expected 2012 fuel usage at prices that should provide positive 2012 margins for this contract. This concentration of low margin business was approximately $49.6 million, $37.6 million and $51.1 million of our total revenues in 2011, 2010 and 2009, respectively.

All of our grain shipments since the beginning of 2006 have been under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest and the extent of demand for dry barge services in the non-grain dry bulk market.

The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2012. Revenues from grain volumes were 22%, 31% and 21% of our total transportation segment revenues in 2011, 2010 and 2009, respectively.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Weather conditions during the first quarter of 2012 contributed to our positive operating trend in both our transportation and manufacturing segments. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. Such conditions typically increase our repair and other operating costs. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf of Mexico region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2011, our Memphis terminal experienced significant damage due to flooding and is still experiencing limited operations as we work to repair the facility. For the full year, idle weather-related barge days increased by 12,892 days, or 87.4%, in 2011 compared to 2010. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished or delayed harvest, the demand for barging services will likely decrease.

Marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills or vessel sinkings, can effectively close sections of the Inland Waterways to marine traffic.

Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During 2011, adverse weather conditions caused weather-related lost production days to increase by 5.7 production days, 10.9% more lost production days than in the prior year.

Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

Segments of the inland barging business are seasonal. Historically, our revenue and profits have been lower during the first six months of the year and higher during the last six months of the year. This seasonality is due primarily to the timing of the North American grain harvest and seasonal weather patterns. Our working capital requirements typically track the rise and fall of our revenue and profits throughout the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the year.

The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance and repair outages. The delays caused by malfunctioning dams and locks or by closures due to repairs or construction may increase our operating costs, delay the delivery of our cargoes and create other operational inefficiencies. This could result in interruption of our service and lower revenues. Much of this infrastructure needs to be replaced, but federal government funding has historically been limited. Funding has been supplemented by diesel fuel user taxes paid by the towing industry. There can be no guarantee that government funding levels will be sufficient to sustain infrastructure maintenance and repair costs or that a greater portion of the costs will not be imposed on operators. Higher diesel fuel user taxes could be imposed which would increase our costs. A “lockage fee” could be imposed to supplement or replace the current fuel user tax. Such a fee could increase our costs in certain areas affected by the lockage fee. We may not be able to recover increased fuel user taxes or such lockage fees through pricing increases.

The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

The inland barge transportation industry is highly competitive. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways, which could create downward rate pressure for us or result in our loss of business.

Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services.

The volume of goods imported through the Port of New Orleans and other Gulf-coast ports is affected by subsidies or tariffs imposed by U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. Additionally, the strength or weakness of the U.S. dollar against foreign currencies can impact import and export demand. These events, all of which are beyond our control, could reduce the demand for our services.

Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

The barging industry is subject to various laws and regulations, including national, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates and require routine inspections, monitoring, recordkeeping and reporting respecting their vessels and operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The United States Coast Guard interpretation of these regulations could result in boat delays and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate. Though we work actively with regulators at all levels to avoid inordinate impairment of our operations, regulations and their interpretations may ultimately have a negative impact on the industry.

In addition, changes in environmental laws impacting the shipping business, including the passage of climate change legislation or other regulatory initiatives that restrict emissions of greenhouse gases, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not all be able to be recovered through increased payments from customers.

Our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers.

Because we operate in marine transportation, we are subject to numerous environmental laws and regulations. Violations of these laws and regulations in the conduct of our business could result in fines, criminal sanctions or criminal liability against us or our officers.

The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens we may become subject to penalties and risk forfeiture of our Inland Waterways operations. The Jones Act continues to be in effect, but has from time to time come under scrutiny. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our advantages as a U.S. citizen operator of Jones Act vessels could be eroded over time.

Risks Relating to Our Business

We are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims, which may result in the imposition of significant liability.

Litigation and claims are pending relating to a collision on July 23, 2008, involving one of our tank barges that was being towed by DRD and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. For additional information see Note 9 to the condensed consolidated financial statements included elsewhere in this Report. We filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability. All lawsuits filed against us have been consolidated in this action. The trial on liability in that litigation has concluded, but no ruling has been made. We have made a demand on DRD and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that DRD and Laurin Maritime or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. Claims under the OPA 90 are also afforded an administrative process to settle such claims. We were designated a responsible party under OPA 90, and we performed the cleanup and are responding to OPA 90 claims. We have various insurance policies covering pollution, property, marine and general liability that we believe will be sufficient to cover our liabilities. However, there can be no assurance that our insurance coverage will be adequate. See “— Our insurance may not be adequate to cover our operational risks.”

Our aging fleet of dry cargo barges may lead to a decline in revenue if we do not replace the barges or drive efficiency in our operations.

Our life expectancy of a dry cargo barge in our fleet is up to 35 years and a liquid barge in our fleet is up to 40 years, with the age of retirement depending on the physical condition of a barge and amount of reinvestment and repair. As of March 31, 2012, approximately 30% of our dry cargo barges had reached 30 years of age. As a dry cargo barge approaches 35 years of age, absent significant reinvestment and repair, the cost to maintain and operate these barges may increase such that it becomes more cost effective for the barges to be sold for scrap. In the event we elect to conduct repairs on such barges in lieu of retiring and scrapping these vessels, the additional operating costs of such repairs and maintenance could adversely affect cash flows and earnings. Although we anticipate future capital investment in dry cargo barges, we may choose not to replace all of the barges that we elect to scrap. Our decision to replace scrapped barges with new barges will depend upon the availability of financing, current hauling capacity and shipyard availability. Replacing scrapped barges requires significant capital outlays. We may not be able to generate sufficient sources of capital to fund necessary barge replacements in a timely manner, or at all. If our fleet size significantly declines over time, our ability to maintain our hauling capacity will decrease absent improvements in fleet utilization through a variety of ongoing initiatives, including minimizing empty barge miles, a reduction in non-revenue generating stationary days, better power utilization and improved fleeting, among others. If these improvements in utilization are not achieved, a significant decline in the number of barges in our fleet could have an adverse effect on our cash flows and results of operations.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the terms of our Credit Facility and therefore we would be required to obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging boat and barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

At March 31, 2012, we had approximately $156.6 million of floating rate debt outstanding, representing the outstanding balance of borrowings under our Credit Facility. Each 100 basis point increase above the interest rate in effect at March 31, 2012 would increase our annual cash interest expense by approximately $1.6 million.

We face the risk of breaching covenants in our Credit Facility.

Our Credit Facility contains financial covenants, including, among others, a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization that are effective when remaining availability is less than a certain defined level set forth in the Credit Facility. Although none of our covenants are currently in effect based on our current borrowing levels, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these springing covenants could result in a default. Upon the occurrence of an event of default, all amounts outstanding can be declared immediately due and payable and terminate all commitments to extend further credit. If the repayment of borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay our Credit Facility.

Our insurance may not be adequate to cover our operational risks.

While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past stricter environmental regulations and significant environmental incidents have led to higher costs for insurance covering environmental damage or pollution, and new regulations or changes to existing laws and regulations could lead to similar increases or even make certain types of insurance unavailable.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

In 2011, our largest customer accounted for approximately 7.2% of our revenue and our largest ten customers accounted for approximately 40% of our revenue. Many of our customers have been significantly affected by the recent recession and we anticipate that some of our customers may continue to struggle in 2012. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay or perform, we could experience a significant loss of revenue.

A major accident or casualty loss at any of our facilities or affecting free navigation of the Gulf of Mexico or the Inland Waterways could significantly reduce production.

One or more of our facilities or equipment may experience a major accident and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God and other transportation interruptions. Any shutdown or interruption of a facility could reduce the production from that facility and could prevent us from conducting our business for an indefinite period of time at that facility, which could substantially impair our business. For example, such an occurrence at our manufacturing segment’s facility could disrupt or shut down our manufacturing activities. Our insurance may not be adequate to cover our resulting losses.

Potential future acquisitions or investments in other companies may have a negative impact on our business.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital and negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically diverse organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

Any acquisition involves potential risks, including, among other things:

•	an inability to integrate successfully the businesses we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our business and assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

Acquisitions or investments may require us to expend significant amounts of cash, resulting in our inability to use these funds for other business purposes. The potential impairment or complete write-off of goodwill and other intangible assets related to any such acquisition may reduce our overall earnings, which in turn could negatively affect our capitalization and results of operations.

A temporary or permanent closure of the Calumet River to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse effect on operations in the area.

We have numerous customers in the Chicago and Great Lakes areas that ship freight through certain locks in the Chicago area. In the event certain of these locks are permanently closed due to migration of Asian carp, these customers may use other means of transportation to ship their products. In the event there are temporary or periodic closures of these locks or other river closures in the area, we could experience an increase in operating costs, delay in delivery of cargoes and other operational efficiencies. Such interruptions of our service could result in lower revenues. In the event barge transportation becomes impossible or impracticable for our Lemont facility, we may be forced to close the Lemont facility.

Interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or the integrity of our information.

Our services rely heavily on the continuing operation of our information technology and communications systems, particularly our Integrated Barge Information System. While in the past years we have not experienced any significant system outages, we have continued to add redundancy to eliminate any negative impact should an unplanned outage occur. In the event of a natural disaster, we have a tested disaster recovery plan that is intended to restore our systems within a reasonable period of time at an off-site facility. While we believe we have the plans in place to quickly restore our systems, there can be no assurance that such plan will be effective in the event of an unplanned outage or that it will not impair our ability to effectively provide our services or the integrity of our information.

Many of our employees are covered by federal maritime laws that may subject us to job-related claims.

Many of our employees are covered by federal maritime laws, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal court. Although we have insurance coverage for these types of claims, because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary for non-maritime workers in the individual states. Recent proposed changes of existing laws and regulations could result in additional monetary remedies and could ultimately lead to increases in insurance premiums or even make certain kinds of insurance unavailable.

We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

As of March 31, 2012, approximately 745 employees were represented by unions. Most of these unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility under a three-year collective bargaining agreement that expires April 1, 2013. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires on December 31, 2013.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key personnel, including highly skilled and licensed vessel personnel. Specifically, experienced vessel operators, including captains, are not quickly replaceable and the loss of high-level vessel employees over a short period of time could impair our ability to fully man all of our vessels. If key employees depart, we may have to incur significant costs to replace them. Our ability to execute our business model could be impaired if we cannot replace them in a timely manner. Therefore, any loss or reduction in the number of such key personnel could adversely affect our future operating results.

Failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations.

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may, under certain circumstances, be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90 owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters of the United States, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

As of March 31, 2012, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of March 31, 2012, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel.

These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See Note 9 to the condensed consolidated financial statements included elsewhere in this Report for additional information.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis and we will be required to assess the effectiveness of our internal controls annually. However, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we are an “emerging growth company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We could be an “emerging growth company” for up to five years. Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt outs of the extended transition period provided in Securities Act Section 7(a)(2)(B). We have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies and, as a result, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our trading price may be more volatile.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Letter amendment, dated May 9, 2012, by and between American Commercial Lines Inc. and David Huls (Incorporated by reference to Exhibit 10.2 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q, filed on May 11, 2012).

19.1	Registration Statement on Form S-4/A of ACL I Corporation (File No. 333-178345), filed May 8 2012.

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACL I CORPORATION

By:	/s/ MARK K. KNOY
Mark K. Knoy
President and Chief Executive Officer

By:	/s/ DAVID J. HULS
David J. Huls
Senior Vice President and Chief Financial Officer

Date: June 25, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Letter amendment, dated May 9, 2012, by and between American Commercial Lines Inc. and David Huls (Incorporated by reference to Exhibit 10.2 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q, filed on May 11, 2012).

19.1	Registration Statement on Form S-4/A of ACL I Corporation (File No. 333-178345), filed May 8 2012.

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a)of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein