Form 10-Q/A
period 2012-03-31
ACL I Corp
filed 2012-07-06
CIK 1535013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of ACL I Corporation for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on June 25, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

10.1*	Letter amendment, dated May 9, 2012, by and between American Commercial Lines Inc. and David Huls (Incorporated by reference to Exhibit 10.2 to Commercial Barge Line Company’s Quarterly Report on
Form 10-Q, filed on May 11, 2012).

19.1*	Registration Statement on Form S-4/A of ACL I Corporation (File No. 333-178345), filed May 8 2012.

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Consolidated Statement of Stockholders’ Equity (vi) the Notes to the Condensed Consolidated Financial Statements.

*	These exhibits were previously filed as exhibits to the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Barge Line Company

By:	/s/ David J. Huls
David J. Huls Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 6, 2012