Form 10-Q
period 2012-06-30
ACL I Corp
filed 2012-08-14
CIK 1535013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

ACL I CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues
Transportation and Services	$174,196	$163,317	$356,469	$324,443
Manufacturing	44,475	36,547	80,339	52,554

Revenues	218,671	199,864	436,808	376,997

Cost of Sales
Transportation and Services	147,715	167,673	309,157	325,930
Manufacturing	40,629	35,001	71,640	51,445

Cost of Sales	188,344	202,674	380,797	377,375

Gross Profit (Loss)	30,327	(2,810)	56,011	(378)
Selling, General and Administrative Expenses	12,507	13,017	22,728	31,093

Operating Income (Loss)	17,820	(15,827)	33,283	(31,471)

Other Expense (Income)
Interest Expense	16,487	15,505	32,767	26,864
Other, Net	(265)	(213)	(303)	(344)

Other Expense	16,222	15,292	32,464	26,520

Income (Loss) from Continuing Operations Before Income Taxes	1,598	(31,119)	819	(57,991)
Income Taxes (Benefit)	739	(10,193)	580	(20,652)

Income (Loss) from Continuing Operation	859	(20,926)	239	(37,339)
Discontinued Operations, Net of Tax	—	134	26	37

Net Income (Loss)	$859	$(20,792)	$265	$(37,302)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited — In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$859	$(20,792)	$265	$(37,302)
Other Comprehensive (Loss) Income
Change in fair value of cash flow hedges, net of tax provisions of $2,196 and $2,879 for three months and $806 and $(1,290) for the six months ended June 30, 2012 and 2011	(3,594)	(3,657)	(1,320)	2,856
Other	—	—	(77)	—

Other Comprehensive (Loss) Income	(3,594)	(3,657)	(1,397)	2,856

Total Comprehensive Loss	$(2,735)	$(24,449)	$(1,132)	$(34,446)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$1,982	$1,388
Accounts Receivable, Net	78,810	87,368
Inventory	57,295	62,483
Deferred Tax Asset	1,633	6,390
Assets Held for Sale	1,612	1,612
Prepaid and Other Current Assets	21,060	19,328

Total Current Assets	162,392	178,569
Properties, Net	933,435	935,576
Investment in Equity Investees	6,631	6,470
Accounts Receivable, Related Parties, Net	11,623	11,725
Goodwill	17,692	17,692
Other Assets	48,464	54,759

Total Assets	$1,180,237	$1,204,791

LIABILITIES
Current Liabilities
Accounts Payable	$41,694	$48,653
Accrued Payroll and Fringe Benefits	12,870	20,035
Deferred Revenue	14,967	15,251
Accrued Claims and Insurance Premiums	11,604	13,823
Accrued Interest	24,522	22,978
Customer Deposits	590	1,165
Other Current Liabilities	29,536	29,104

Total Current Liabilities	135,783	151,009
Long Term Debt	650,770	644,829
Pension and Post Retirement Liabilities	65,839	67,531
Deferred Tax Liability	163,457	168,365
Other Long Term Liabilities	39,276	46,335

Total Liabilities	1,055,125	1,078,069

SHAREHOLDER’S EQUITY
Other Capital	190,174	190,651
Retained Deficit	(38,506)	(38,770)
Accumulated Other Comprehensive Income	(26,556)	(25,159)

Total Shareholder’s Equity	125,112	126,722

Total Liabilities and Shareholder’s Equity	$1,180,237	$1,204,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
OPERATING ACTIVITIES
Net Income (Loss)	$265	$(37,302)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	54,206	55,432
Debt Issuance Cost and Debt Discount Amortization	343	(228)
Deferred Taxes	(5,600)	(25,861)
Gain on Property Dispositions	(7,896)	(1,328)
Contribution to Defined Benefit Plan	(3,258)	—
Share-Based Compensation	84	1,815
Other Operating Activities	(2,117)	(5,285)
Changes in Operating Assets and Liabilities:
Accounts Receivable	8,558	8,919
Inventory	5,188	(30,427)
Other Current Assets	1,360	10,731
Accounts Payable	(7,737)	1,359
Accrued Interest	16,571	10,794
Other Current Liabilities	(8,799)	(4,595)

Net Cash Provided by (Used in) Operating Activities	51,168	(15,976)

INVESTING ACTIVITIES
Property Additions	(84,047)	(16,109)
Proceeds from Property Dispositions	15,446	3,307
Impact of Barge Scrapping Operations	26,565	1,771
Other Investing Activities	(1,778)	(5,642)

Net Cash Used in Investing Activities	(43,814)	(16,673)

FINANCING ACTIVITIES
2016 PIK Toggle Notes Issued	—	250,000
Discount on 2016 PIK Toggle Notes	—	(4,375)
Revolving Credit Facility Borrowings (Repayments)	(6,726)	35,736
Bank Overdrafts on Operating Accounts	779	1,452
Debt Issuance/Refinancing Costs	(335)	(11,184)
Dividends Paid	(478)	(240,812)
Tax Benefit of Share-Based Compensation	—	213

Net Cash (Used in) Provided by Financing Activities	(6,760)	31,030
Net Increase (Decrease) in Cash and Cash Equivalents	594	(1,619)
Cash and Cash Equivalents at Beginning of Period	1,388	3,707

Cash and Cash Equivalents at End of Period	$1,982	$2,088

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited — In thousands)

	Other Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$190,651	$(38,770)	$(25,159)	$126,722
Dividends Paid	(478)	—	—	(478)
Comprehensive Loss:
Net Income	—	265	—	265
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instrument, Net of Tax Benefit of $806	—	—	(1,320)	(1,320)
Other	1	(1)	(77)	(77)

Total Comprehensive Loss				(1,132)

Balance at June 30, 2012	$190,174	$(38,506)	$(26,556)	$125,112

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

The operations of the Company include barge transportation together with related port services along the United States Inland Waterways consisting of the Mississippi River System, the Ohio River and the Illinois River and their tributaries and the Gulf Intracoastal Waterway (collectively the “Inland Waterways”) and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long-term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. Until its sale in December 2011, the Company also owned Elliott Bay Design Group (“EBDG”), an operation engaged in naval architecture and engineering which was significantly smaller than the transportation or manufacturing segments. The results of operations of EBDG have been reclassified into discontinued operations for all periods presented.

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

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company changed our previous presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011. ASU Number 2011-12 subsequently modified the effective date of certain provisions of the ASU concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 2. Debt

	June 30, 2012	December 31, 2011
Credit Facility	$148,352	$155,078
2017 Notes	200,000	200,000
Plus Unamortized Purchase Premium	26,351	29,147
PIK Notes	279,246	264,219
Less Discount	(3,179)	(3,615)

Long Term Debt	$650,770	$644,829

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

On February 15, 2011, ACL I completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional PIK Notes. Selection of the interest payment method is solely a decision of ACL I. At the first interest payment date ACL I elected PIK interest, increasing the amount of PIK Notes outstanding by $14,219 to $264,219. On the second payment date ACL I also elected PIK interest which increased the PIK Notes by $15,027 to $279,246. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to ACL I’s stockholder to redeem equity advanced in connection with the acquisition of ACL by an affiliate of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. The PIK Notes were registered effective May 10, 2012 and the exchange offer was completed on June 11, 2012. The PIK Notes are unsecured and are not guaranteed by ACL I’s subsidiaries.

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

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the Credit Agreement. The $240,403 in borrowing availability at June 30, 2012, exceeds the specified level by approximately $191,603. Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the 2017 Notes. The 2017 Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans are not significant in amount at June 30, 2012, and, since July 1, 2009, there has been no available cumulative consolidated net income through June 30, 2012. No new capital contributions or equity offerings were made since the Acquisition. Borrowings under the Credit Agreement bear interest, at the Borrowers’ option, at either (i) an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin will, depending on average availability under the Credit Facility, range from 2.00% to 2.50% in the case of base rate loans and 2.75% to 3.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, monthly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable monthly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Credit Facility. The Borrowers, at their option, may prepay borrowings under the Credit Facility and re-borrow such amounts, at any time (subject to applicable borrowing conditions) without penalty, in whole or in part, in minimum amounts and subject to other conditions set forth in the Credit Facility. For any period that availability is less than a certain defined level set forth in the Credit Agreement and until no longer less than such level for a 30-day period, the Credit Agreement imposes several financial covenants on CBL and its subsidiaries, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. The Credit Agreement requires that CBL and its subsidiaries comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Agreement, transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends.

During all periods presented the Company has been in compliance with the respective covenants contained in the Credit Facility.

Note 3. Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	June 30, 2012	December 31, 2011
Raw Materials	$31,251	$26,865
Work in Process	2,630	8,232
Parts and Supplies	23,414	27,386

	$57,295	$62,483

Note 4. Income Taxes

ACL I’s operating entities are primarily single member limited liability companies that are owned by a corporate parent and are subject to U.S. federal and state income taxes on a combined basis. The effective tax rates in the three month periods ended June 30, 2012 and 2011 were 46.3% and 32.8%, respectively. The effective tax rates in the six-month periods ended June 30, 2012 and 2011 were 70.8% and 35.6%, respectively. The effective income tax rates are impacted by the significance of consistent levels of permanent book and tax differences on expected full year income in the respective periods. There is no tax-sharing agreement with the other companies included in the Finn consolidated return filing and therefore the tax attributes of the Company are stated on a stand-alone basis.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Employee Benefit Plans

A summary of the components of the Company’s pension and post-retirement plans follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension Components:
Service cost	$1,140	$1,120	$2,280	$2,240
Interest cost	2,645	2,634	5,290	5,268
Expected return on plan assets	(3,460)	(3,250)	(6,920)	(6,500)
Amortization of unrecognized losses	443	—	886	—

Net periodic benefit cost	$768	$504	$1,536	$1,008

Post-retirement Components:
Service cost	$3	$3	$6	$6
Interest cost	45	55	90	110

Net periodic benefit cost	$48	$58	$96	$116

Note 6. Related Party Transactions

There were no related party freight revenues in the three and six month periods ended June 30, 2012 and 2011 and there were no related party receivables included in accounts receivable on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, except those contained in the caption Accounts Receivable, Related Parties, Net related to the receivable from Finn in connection with the Acquisition and certain subsequent payments associated with the wind-down of the pre-Acquisition share-based compensation plan. Since the Acquisition, additional vesting of certain pre-Acquisition share-based awards has occurred and, per the terms of the Omnibus Plan, all awards previously granted to executives separating without cause from the Company within one year after the Acquisition date became fully vested. Finn redeemed certain of these shares. Dividends from the Company were declared and paid to Finn in amounts sufficient to fund these redemptions. These dividends reduced the Accounts Receivable, Related Parties, Net balance.

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

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Reportable Segments		All Other Segments	Intersegment Eliminations	Total
	Transportation	Manufacturing
Three Months ended June 30, 2012
Total revenue	$174,387	$54,627	$—	$(10,343)	$218,671
Intersegment revenues	191	10,152	—	(10,343)	—

Revenue from external customers	174,196	44,475	—	—	218,671
Operating expense
Materials, supplies and other	46,800	—	—	—	46,800
Rent	6,699	—	—	—	6,699
Labor and fringe benefits	28,123	—	—	—	28,123
Fuel	39,518	—	—	—	39,518
Depreciation and amortization	25,235	—	—	—	25,235
Taxes, other than income taxes	2,843	—	—	—	2,843
Gain on disposition of equipment	(1,503)	—	—	—	(1,503)
Cost of goods sold	—	40,629	—	—	40,629

Total cost of sales	147,715	40,629	—	—	188,344
Selling, general & administrative	11,358	1,149		—	12,507

Total operating expenses	159,073	41,778	—	—	200,851

Operating income	$15,123	$2,697	$—	$—	$17,820

	Reportable Segments		All Other Segments	Intersegment Eliminations	Total
	Transportation	Manufacturing
Three Months ended June 30, 2011
Total revenue	$163,652	$36,600	$—	$(388)	$199,864
Intersegment revenues	335	53	—	(388)	—

Revenue from external customers	163,317	36,547	—	—	199,864
Operating expense
Materials, supplies and other	61,413	—	—	—	61,413
Rent	6,977	—	—	—	6,977
Labor and fringe benefits	25,683	—	—	—	25,683
Fuel	45,749	—	—	—	45,749
Depreciation and amortization	25,908	—	—	—	25,908
Taxes, other than income taxes	3,246	—	—	—	3,246
Gain on disposition of equipment	(1,303)	—	—	—	(1,303)
Cost of goods sold	—	35,001	—	—	35,001

Total cost of sales	167,673	35,001	—	—	202,674
Selling, general & administrative	12,616	400	1	—	13,017

Total operating expenses	180,289	35,401	1	—	215,691

Operating (loss) income	$(16,972)	$1,146	$(1)	$—	$(15,827)

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Reportable Segments		All Other Segments	Intersegment Eliminations	Total
	Transportation	Manufacturing
Six Months ended June 30, 2012
Total revenue	$356,762	$106,051	$—	$(26,005)	$436,808
Intersegment revenues	293	25,712	—	(26,005)	—

Revenue from external customers	356,469	80,339	—	—	436,808
Operating expense
Materials, supplies and other	107,835	—	—	—	107,835
Rent	13,427	—	—	—	13,427
Labor and fringe benefits	56,822	—	—	—	56,822
Fuel	82,799	—	—	—	82,799
Depreciation and amortization	50,300	—	—	—	50,300
Taxes, other than income taxes	5,861	—	—	—	5,861
Gain on disposition of equipment	(7,887)	—	—	—	(7,887)
Cost of goods sold	—	71,640	—	—	71,640

Total cost of sales	309,157	71,640	—	—	380,797
Selling, general & administrative	20,560	2,168	—	—	22,728

Total operating expenses	329,717	73,808	—	—	403,525

Operating income	$26,752	$6,531	$—	$—	$33,283

	Reportable Segments		All Other Segments	Intersegment Eliminations	Total
	Transportation	Manufacturing
Six Months ended June 30, 2011
Total revenue	$324,980	$64,581	$—	$(12,564)	$376,997
Intersegment revenues	537	12,027	—	(12,564)	—

Revenue from external customers	324,443	52,554	—	—	376,997
Operating expense
Materials, supplies and other	118,256	—	—	—	118,256
Rent	13,964	—	—	—	13,964
Labor and fringe benefits	55,926	—	—	—	55,926
Fuel	81,572	—	—	—	81,572
Depreciation and amortization	51,427	—	—	—	51,427
Taxes, other than income taxes	6,113	—	—	—	6,113
Gain on disposition of equipment	(1,328)	—	—	—	(1,328)
Cost of goods sold	—	51,445	—	—	51,445

Total cost of sales	325,930	51,445	—	—	377,375
Selling, general & administrative	30,083	1,008	2	—	31,093

Total operating expenses	356,013	52,453	2	—	408,468

Operating (loss) income	$(31,570)	$101	$(2)	$—	$(31,471)

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Financial Instruments and Risk Management

The Company has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract price adjustment. From time to time the Company has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the table below. At June 30, 2012, the Company has fuel price swaps with a maximum maturity of December 2012. As hedged fuel is used, any gains or losses incurred are recorded as a decrease or increase to fuel expense, a component of cost of sales.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Accumulated other comprehensive loss at June 30, 2012 and December 31, 2011 of $26,556 and $25,159, respectively, consisted of gains (losses) on fuel hedging and pension and post-retirement losses, net of the related tax benefits of $16,146 and $15,417 respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amount and fair values of the Company’s financial instruments, which are recorded in Other Current Liabilities, are as follows.

Description	6/30/2012	Fair Value of Measurements at Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	$(3,166)	$(3,166)

At June 30, 2012, the decrease in the fair value of the financial instruments is recorded as a net payable of $3,166 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in an increase to fuel expense of $73 and $28 in the three and six months ended June 30, 2012, respectively. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2011	19,400	$(1,012)
1st Quarter 2012 Fuel Hedge Income	(5,900)	(1,679)
1st Quarter 2012 Changes	—	5,388
2nd Quarter 2012 Fuel Hedge Income	(5,700)	(603)
2nd Quarter 2012 Changes	1,800	(5,260)

Fuel Price Swaps at June 30, 2012	9,600	$(3,166)

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

At June 30, 2012, approximately 760 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2013. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our remaining unionized employees at June 30, 2012 (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. (“IQ”) filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware (the “Delaware Court”). Among other things, the appraisal petition seeks a judicial determination of the fair value of its 250,000 shares of common stock pursuant to 8 Del. C. § 262, and an order by the Delaware Court directing ACL to pay IQ the fair value of its shares as of the effective date of the Acquisition, taxes, attorney’s fees, and costs. Trial is scheduled in October 2012. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, operations or cash flows.

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

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the United States District Court for the Eastern District of Louisiana (the “Court”). The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACL LLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the Class Action Lawsuits have been settled with payment to be made from funds on deposit with the Court in the IINA and IINA and Houston Casualty Company interpleader, mentioned below. IINA is DRD’s primary insurer and IINA and Houston Casualty Company are DRD’s excess insurers. The settlement has final approval from the court. Settlement funds were provided to claimants’ counsel and we expect final dismissal of all lawsuits against all parties will be entered with prejudice once all the releases are signed. Claims under the Oil Pollution Act of 1990 (“OPA 90”) were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages loss related to the oil spill, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted, however OPA 90 has a three year prescriptive period and any new claim filed after three years would be subject to dismissal. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. A suit was filed on July 22, 2009 in the Eastern District of Louisiana entitled Lloyd Balliviero, d/b/a Buras Marina v. American Commercial Lines LLC, Summit Environmental Services LLC, and Clean Harbors Environmental Services, Inc, in Case No. 09-4464 seeking payment for “rental

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cost” of its marina for cleanup operations. ACL and ACL LLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v.

DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9,000 into the Court’s registry. ACL LLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. Tintomara interests and DRD also filed limitation actions. ACL made a claim for its damages against Tintomara interests and DRD in their respective limitation actions. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. This action has been consolidated with the limitation actions and stayed pending the outcome of the limitation actions. A trial on the ACL, Tintomara interests and DRD limitation actions has been concluded and we are awaiting the judge’s decision on liability of the parties and apportionment of ACL and Tintomara’s damages. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-cv-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill and to certain claimants for damages cognizable under OPA 90, a civil penalty under the Clean Water Act in an amount to be determined at trial as well as a claim for natural resources damages. On July 25, 2011 an action was filed in the 25th Judicial District for the Parish of Plaquemines State of Louisiana captioned Chuc Nguyen, et al. v. American Commercial Lines, Inc. and its Insurers, ABC Insurance Company and Indemnity Insurance Company of North America, No. 58936. The action filed by numerous commercial fishermen seeks damages for real or personal property, loss of subsistence use of natural resources associated with loss of profits or impairment of earning capacity. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. Although we have made demand on DRD (including its insurers) and Tintomara interests for reimbursement of cleanup costs, indemnification and other damages sustained by the Company there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe the Company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

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

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by executives that left employment in 2011. At no time during the year did the outstanding grants exceed the maximum authorized units. At December 31, 2011, the Company had committed to issue 17,595,000 performance units to executives that joined the Company during 2011. These units were granted during the quarter ended March 31, 2012 and no units were granted in the quarter ended June 30, 2012. The fair value of the performance units on their grant date was zero.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the Omnibus Plan. According to the terms of the Omnibus Plan, forfeited share awards and expired stock options become available for future grants. No share-based awards were granted under this Omnibus Plan during the six months ended June 30, 2012 or 2011.

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

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Omnibus Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by the Company is recorded as an element of the intercompany receivable balance on the condensed consolidated balance sheet. Unvested awards previously granted to Company executives under the Omnibus Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At June 30, 2012, 8,799 shares were available under the Omnibus Plan for future awards, but there is no intention that any further awards will be granted under the Omnibus Plan.

No vesting events occurred in the three months ended June 30, 2012. During the six months ended June 30, 2012, a total of 1,468 restricted stock units and 1,114 stock options, held by Company executives vested. These vesting events will result in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $206. These tax benefits will be recognized through paid in capital as it becomes more likely than not that the tax benefit will be realized. As of June 30, 2012, there were 2,857 options outstanding with a weighted average exercise price of $55.62 and 54 vested and 808 unvested restricted stock units outstanding.

In the three months and six months ended June 30, 2012, the Company recorded total stock-based compensation expense of $35 and $84 respectively, and related income tax benefit of $13 and $32, respectively. In the three and six months ended June 30, 2011, the Company recorded total stock-based employee compensation expense of $322 and $1,815 respectively, and related tax benefit of $121 and $680. During the three and six months ended June 30, 2011, 1,700 and 5,323 restricted stock units respectively, held by separating Company executives, vested. This vesting event resulted in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $190 and $1,280, respectively. Compensation expense included $196 and $815, respectively, related to certain executive outstanding awards which accelerated in accordance with the terms of the Plan at the date of their separation from service. The intrinsic value of awards held by separating executives was paid by the Company to the participants upon their separation from the Company, increasing the Company’s intercompany receivable from Finn Holdings.

During the three months ended March 31, 2011, after the issuance of $250,000 of unsecured PIK Notes by ACL I, ACL’s parent company, Finn declared a dividend of $258.50 per share for each outstanding share. The dividend was paid to Finn shareholders during the first quarter of 2011. This reduced Finn’s initial capitalization from $460,000 to $201,500.

Per the terms of the Plan, in the event of such dividend, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by the Company and increased the Company’s related receivable from Finn.

ACL I CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

After the payouts to the executives, during the six months ended June 30, 2011, the Company declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse the Company for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan.

Note 11. Dispositions

Dispositions and Impairments —

In December 2011 the Company disposed of its interest in EBDG. Due to the sale all results of EBDG operations are reflected in discontinued operations.

During the first quarter of 2011 one of the three boats held for sale was returned to service, one boat was sold in the third quarter of 2011 and two additional boats were placed into held for sale status in the fourth quarter. These three boats are being actively marketed. During the first quarter of 2012 eight surplus boats were sold at a small loss. Additionally, during the six months ended June 30, 2012, 335 retired barges were sold for scrap generating proceeds of $26,565 and gains on disposition of $9,261.

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

The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors enumerated in “Part II — Other Information — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q (this “Report”) for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

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

Results of Operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2012 compared to the results of operations for the three and six months ended June 30, 2011.

Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2012, and an analysis of the Company’s cash flows for the six months ended June 30, 2012, and June 30, 2011.

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

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates at June 30, 2012.

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

The Industry

Transportation Industry. Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. By the end of 2009, the industry fleet had, decreased to 17,498 dry and 3,009 liquid barges, for a total fleet size of 20,507, 11.2% below the 1998 level, with 113 more liquid tank barges and 2,698 fewer dry cargo barges than were in service at the end of 1998. Retirements of dry and liquid barges of 1,131 and 144, respectively, during the two-year period including 2010 and 2011, were more than offset by new construction with additions in excess of retirements of 498 dry cargo barges and 75 liquid tank barges, resulting in an industry fleet of 21,080 at the end of 2011. This was 8.7% below the 1998 peak levels in the industry, with the number of dry cargo barges down 10.9% and liquid tank barges up almost 6.5%. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 55% of the industry fleet in each sector as of December 31, 2011. The average economic useful life of a dry cargo barge is generally estimated to be up to 35 years and up to 40 years for liquid tank barges, with the age of retirement depending on physical condition of a barge and the amount of reinvestment and repair.

For purposes of industry analysis, the commodities transported on the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the Inland Waterways for the quarter and six months ended June 30, 2012 and June 30, 2011 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

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

Consolidated Financial Overview

For the quarter and six month period ended June 30, 2012 the Company had net income of $0.9 million and $0.3 million respectively. This represented an improvement of $21.7 million for the quarter and $37.6 million for the first six months compared to the same periods of the prior year.

The following table displays certain individually significant drivers of after-tax non-comparability in the respective second quarters and first six month periods of 2012 and 2011. Though all periods contain the impact of purchase accounting due to the significant difference in the level of asset sales and barge scrapping, we have separated the former basis and the impact of the purchase accounting revaluation of the assets disposed.

	Significant Non-Comparable Items
	(in thousands)
	After Tax Impact on Net Income (Decrease) Increase
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Restructuring and share-based compensation costs	$(19)	$(380)	$(81)	$(2,036)
Merger related and consulting expenses	(2,017)	(3,473)	(3,616)	(7,215)
Customer bankruptcy recovery	—	576	—	576
Total historical cost gains/losses on boat/barge sales	2,711	2,056	20,738	2,784
Purchase accounting impact onboat/barge gains	(1,880)	(1,241)	(15,911)	(1,957)

	$(1,205)	$(2,462)	$1,130	$(7,848)

In addition to the above items, approximately $6.7 million of the improvement in both the quarter and six months ended June 30, 2012, results compared to the same periods of the prior year is attributable to the absence of the flooding conditions that impacted the prior year periods. These items and changes in the operating performance of our transportation and manufacturing segments drove the improvements in net income. The primary causes of changes in operating income in our transportation and manufacturing segments are generally described below under “Segment Overview” and more fully described below under “Operating Results by Business Segment.”

For the quarter and six months ended June 30, 2012, Adjusted EBITDAR from continuing operations was $53.4 million and $111.7 million respectively. This represents improvements of $13.2 million and $45.7 million compared to the same periods of the prior year. Adjusted EBITDAR from continuing operations as a percent of revenue was 24.4% and 25.6% for the quarter and six months ended June 30, 2012. This represents an increase of 4.3 points quarter-over-quarter and an increase of 8.1 points six month period-over-six month period. See the table below under “Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation” for a definition of Adjusted EBITDAR and a reconciliation of Adjusted EBITDAR to consolidated net income or loss.

During the six months ended June 30, 2012, $84.0 million of capital expenditures was primarily attributable to completion of 10 new covered, dry cargo barges and eight new liquid tank barges for the transportation segment, acquisition of eight liquid tank barges early in the second quarter, boat repower spending, other boat and barge capital improvements and facilities improvements. During the six months ended June 30, 2012, proceeds from the scrapping of 335 retired barges generated $26.6 million and the sale of eight surplus boats generated $15.3 million.

During the six months ended June 30, 2012, average face amount of outstanding debt increased approximately $15.2 million from the year end 2011 level, primarily driven by the payment of PIK interest on the PIK Notes as well as capital expenditures in the period which were largely offset by the proceeds from barge scrapping and boat sales and the improvement in operating cash flow. Total interest expense for the six months ended June 30, 2012, was $32.8 million or $5.9 million higher than those expenses in the same period of 2011. The increase in interest expense is due to higher interest on the larger outstanding balance of the PIK Notes as well lower net amortization of the Acquisition date premium on the 2017 Notes and debt issuance costs as well as higher interest expense in the current year on obligations other than debt.

At June 30, 2012, we had total indebtedness of $650.8 million, including the $26.4 million premium recorded at the Acquisition date to recognize the fair value of the 2017 Notes and the $3.2 million discount on the PIK Notes, net of amortization through June 30, 2012. At this level of debt we had $240.4 million in remaining current availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At June 30, 2012, borrowing levels, the Company had availability that was $191.6 million above this threshold.

As of June 30, 2012, the present value of the lease payments associated with revenue generating equipment was approximately $46.9 million. Including the present value of these lease payments, the Company’s total funded indebtedness would be $674.5 million as of June 30, 2012. The ratio of funded debt to Adjusted EBITDAR for the trailing twelve months ended June 30, 2012 was 3.2 times.

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

Transportation revenue for each contract type for the quarter and six months ended June 30, 2012 is summarized in the key operating statistics table.

Total affreightment volume measured in ton-miles increased in the second quarter of 2012 to 7.4 billion compared to 7.1 billion in the same period of the prior year driven by increased coal and grain ton-mile volume partially offset by decreases in bulk affreightment volume. Total affreightment volume measured in ton-miles increased for the six months ended June 30, 2012, to 15.6 billion compared to 14.5 billion in the same period of the prior year driven by increased coal and grain ton-mile volume partially offset by decreases in bulk affreightment volume.

For the second quarter of 2012 and six months ended June 30, 2012, non-affreightment revenues, compared to the same periods of the prior year, increased by $10.5 million, or 22.1%, and by $19.4 million, or 21.0%, primarily due to higher charter/day rate revenue, higher liquid towing revenue, higher liquid demurrage and higher fleet revenue partially offset by lower demurrage and towing revenues from our fleet of dry barges. Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. On average, for the last five-year period, the peak grain tariff rates have been almost double the trough rates. Our achieved grain pricing, across all river segments, was down 25.3% and 15.5% in the quarter and six months ended June 30, 2012 compared to the same periods of the prior year.

Overall transportation revenues increased approximately 4.2% in the quarter and 5.6% for the six months ended June 30, 2012 on a fuel neutral basis compared to the same periods of the prior year. The increase in the quarter was driven by volume increases in petroleum, chemicals, fertilizer, other bulk products, liquid charter and coal, offset by declines in grain, steel, cement, dry demurrage and salt, as overall fuel-neutral rates per ton-mile declined by approximately 5.6% in the quarter compared to prior year. The increase in the six-month period was driven by volume increases in petroleum, coal, chemicals, fertilizer, other bulk products, liquid charter, liquid towing and coal, offset by declines in grain and steel, as overall fuel-neutral rates per ton-mile declined by approximately 6.2% in the six-month period compared to prior year.

Revenues per average barge operated increased 29.2% in the second quarter of 2012 and 25.1% for the six months ended June 30, 2012, compared to the same periods of the prior year. The increase in the quarter was driven equally by increased affreightment revenue and the increase in non-affreightment revenue due largely to liquid charter and day rate revenue increases. Approximately 60% of the increase in the six-month period was driven by increased affreightment revenue and the remainder of the increase attributable to increases in non-affreightment revenue driven largely by higher liquid charter and day rate revenue.

For the second quarter of 2012, the Company generated operating income of $17.8 million compared to an operating loss of $15.8 million in the prior year period. This increase in operating income of $33.6 million was the result of the absence of the estimated $10.4 million margin impact of the flooding that occurred in the prior year second quarter, lower boat and barge repairs related to both the boat repower program and lower repairs associated with the significant retirement of older barge assets; the margin impact of higher charter/day rate volume and higher tons per barge; lower fuel pricing; higher boat productivity; the margin impact of higher fleeting service revenue; higher gains on sale of assets and higher manufacturing segment income. These positive factors were partially offset by the margin impact of lower pricing and higher selling, general and administrative expenses.

For the six months ended June 30, 2012, the Company generated operating income of $33.3 million compared to an operating loss of $31.5 million in the prior year period. This increase in operating income of $64.8 million was the result of higher gains on sales of retired barges and surplus boats; the absence of the estimated $10.4 million margin impact of the flooding that occurred in the prior year second quarter; higher boat productivity; lower boat and barge repairs related to both the boat repower program and lower repairs associated with the significant retirement of older barge assets; the margin impact of higher charter/day rate volume and higher tons per barge; higher manufacturing segment income; lower fuel pricing; lower selling, general and administrative expenses and the margin impact of higher fleeting service revenue. These positive factors were partially offset by the margin impact of lower pricing.

Fuel as a percent of segment revenues decreased in the quarter by 5.3 points to 22.7% of segment revenues or $39.5 million. Fuel consumption decreased approximately 16.9% for the quarter compared to the same period of the prior year despite the increase in ton-miles due to better river conditions, higher boat productivity and barge draft efficiency. The average net-of-hedge-impact price per gallon increased 3.9% to $3.16 per gallon in the quarter.

Fuel as a percent of segment revenue decreased in the six months ended June 30, 2012 by 1.9 points to 23.2% of segment revenues or $82.8 million. Fuel consumption decreased approximately 7.5% for the quarter compared to the same period of the prior year despite the increase in ton-miles due to higher boat productivity and barge draft efficiency. The average net-of-hedge-impact price per gallon increased 9.7% to $3.11 per gallon in the quarter.

Key operating statistics regarding our transportation segment for the quarter and six months ended June 30, 2012 are summarized in the following table.

Key Operating Statistics

	Three Months Ended June 30, 2012	% Change to Prior Year Quarter Increase (Decrease)	Six Months Ended June 30, 2012	% Change to Prior Year YTD Increase (Decrease)
Ton-miles (in thousands):
Total dry	6,903,535	3.3%	14,572,953	8.1%
Total liquid	479,162	4.9%	977,646	(4.3)%

Total affreightment ton-miles	7,382,696	3.4%	15,550,598	7.2%

Total non-affreightment ton-miles	964,956	11.5%	1,839,752	6.2%

Total ton-miles	8,347,653	4.3%	17,390,351	7.1%

Average ton-miles per affreightment barge	4,111	29.4%	8,226	28.0%

Rates per ton mile:
Dry rate per ton-mile		(6.4)%		(3.7)%
Fuel neutral dry rate per ton-mile		(8.7)%		(7.7)%
Liquid rate per ton-mile		16.6%		17.1%
Fuel neutral liquid rate per-ton mile		12.2%		10.1%
Overall rate per ton-mile	$15.77	(3.0)%	$15.76	(1.8)%
Overall fuel neutral rate per ton-mile	$15.35	(5.6)%	$15.06	(6.2)%

Revenue per average barge operated (in thousands)	$88,201	29.2%	$169,103	25.1%

Fuel price and volume data:
Fuel price	$3.16	3.9%	$3.11	9.7%
Fuel gallons (in thousands)	12,504	(16.9)%	26,630	(7.5)%

Revenue data (in thousands):
Affreightment revenue	$116,219	0.3%	$244,904	5.5%
Non-affreightment revenue
Towing	12,428	10.0%	24,099	8.4%
Charter and day rate	29,390	38.7%	55,050	44.1%
Demurrage	8,738	0.8%	17,241	(15.9)%
Other	7,421	17.7%	15,175	34.7%

Total non-affreightment revenue	57,977	22.1%	111,565	21.0%

Total transportation segment revenue	$174,196	6.7%	$356,469	9.9%

Data regarding changes in our barge fleet for the quarter ended June 30, 2012 is summarized in the following table.

Barge Fleet Changes

Barges — Current Quarter	Dry	Tankers	Total
Barges operated as of March 31, 2012	1,697	315	2,012
Retired (includes reactivations)	(76)	(6)	(82)
New builds	—	4	4
Purchased	—	8	8
Change in number of barges leased	(4)	—	(4)

Barges operated as of June 30, 2012	1,617	321	1,938

Barges — Current Year	Dry	Tankers	Total
Barges operated as of December 31, 2011	1,961	316	2,277
Retired (includes reactivations)	(333)	(11)	(344)
New builds	10	8	18
Purchased	—	8	8
Change in number of barges leased	(21)	—	(21)

Barges operated as of June 30, 2012	1,617	321	1,938

Data regarding our boat fleet at June 30, 2012 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age
1950 or less	33	34.0
Less than 4650	23	36.5
Less than 6250	33	35.2
6800 and over	12	33.5

Total/overall age	101	34.9

In addition, the Company had 12 chartered boats in service at June 30, 2012. Average life of a boat (with refurbishment) exceeds 50 years. At June 30, 2012, three boats were classified as assets held for sale and the Company continues to finalize a marketing plan for up to three additional boats which it believes may be sold in the near term.

We had almost 11,000 and 13,000 less weather-related lost barge days in the quarter and six months ended June 30, 2012 than in the prior year same periods, respectively, which contributed to the boat productivity improvement in the respective periods.

Manufacturing

The manufacturing segment had operating income of $2.7 million in the quarter ended June 30, 2012 compared to an operating income of $1.1 million in the comparable period of 2011. The increase in operating income was driven by higher external sales volume and improved labor and materials efficiency in the shipyard. The manufacturing segment sold nine more total barges than in the second quarter of 2011, with 15 more dry hoppers and six fewer deck barges than in the prior year period. The number of barges produced for the quarter and six months ended June 30, 2012, are included in the table below.

Manufacturing had approximately eleven fewer weather-related lost production days in the second quarter and nineteen fewer weather-related lost production days in the six months ended June 30, 2012 compared to the same periods of the prior year which contributed to the increased productivity in the current year quarter.

The manufacturing segment’s external revenue backlog at the period end was $41.6 million, approximately $64 million lower than the June 30, 2011 backlog and approximately $60 million lower than the December 31, 2011 backlog. We currently have no additional 2012 capacity for external barges as we continue to revitalize the transportation segment fleet.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
External sales:
Deck barges	—	6	—	12
Dry cargo barges	79	64	144	87

Total external units sold	79	70	144	99

Internal sales:
Liquid tank barges	4	—	8	—
Dry cargo barges	—	—	10	25

Total units into production	4	—	18	25

Total units produced	83	70	162	124

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

ACL I CORPORATION

NET INCOME (LOSS) TO ADJUSTED EBITDA AND EBITDAR RECONCILIATION

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss) from Continuing Operations	$859	$(20,926)	$239	$(37,339)
Discontinued Operations, Net of Income Taxes	—	134	26	37

Consolidated Net Income (Loss)	859	(20,792)	265	(37,302)

Adjustments from Continuing Operations:
Interest Income	—	(103)	(5)	(158)
Interest Expense	16,487	15,505	32,767	26,864
Debt Retirement Expenses	—	—	—	—
Depreciation and Amortization	27,195	27,888	54,205	55,394
Taxes	739	(10,193)	580	(20,652)
Adjustments from Discontinued Operations:
Interest Income	—	(18)	—	(18)
Depreciation and Amortization	—	19	—	38

EBITDA from Continuing Operations	45,280	12,171	87,786	24,109
EBITDA from Discontinued Operations	—	135	26	57

Consolidated EBITDA	45,280	12,306	87,812	24,166

Long-term Boat and Barge Rents	3,878	3,849	7,770	7,677

EBITDAR from Continuing Operations	49,158	16,020	95,556	31,786
EBITDAR from Discontinued Operations	—	135	26	57

Consolidated EBITDAR	49,158	16,155	95,582	31,843

Other Non-cash or Non-comparable charges included in net income:
Continuing Ops
Share Based Compensation	35	322	84	1,815
Merger Related and Consulting Expenses and additional non-cash purchase accounting impacts	4,201	6,874	27,173	13,846
(Gain) Loss on Excess Boat Sales	—	—	(11,278)	—
Restructuring Costs	30	411	129	1,828

Total Continuing Ops	4,266	7,607	16,108	17,489

Discontinuing Ops
Merger Related and Consulting Expenses	—	20	—	20

Total Discontinuing	—	20	—	20

Flood Costs	—	16,618	—	16,618

Adjusted EBITDA form Continuing Ops	49,546	36,396	103,894	58,216
Adjusted EBITDA form Discontinued Ops	—	155	26	77

Adjusted Consolidated EBITDA	$49,546	$36,551	$103,920	$58,293

Adjusted EBITDAR form Continuing Ops	53,424	40,245	111,664	65,893
Adjusted EBITDAR form Discontinued Ops	—	155	26	77

Adjusted Consolidated EBITDAR	$53,424	$40,400	$111,690	$65,970

EBITDAR consists of earnings before interest, taxes, depreciation, amortization, long-term boat and barge rents and debt retirement expenses. Adjusted EBITDAR includes adjustments to historical EBITDAR that we do not consider indicative of our core operating functions or ongoing operating performance after the Acquisition. EBITDAR and Adjusted EBITDAR are not calculated or presented in accordance with U.S. GAAP and other companies in our industry may calculate EBITDAR and Adjusted EBITDAR differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. However, we believe that EBITDAR and Adjusted EBITDAR provide relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. We consider EBITDAR and Adjusted EBITDAR to be meaningful indicators of core operating performance and we use it as a means to assess the operating performance of our business segments. EBITDAR and Adjusted EBITDAR should not be considered as measures of discretionary cash available to us to invest in the growth of our business as both measures exclude certain items that are relevant in understanding and assessing our results of operations and cash flows. EBITDAR and Adjusted EBITDAR provide management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. We believe that our use of long-term leases to fund the construction and acquisition of revenue-producing assets is a financing decision and therefore we exclude rents related to such arrangements from this measure for its internal analyses. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDAR and Adjusted EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Outlook

Last year our second quarter profitability was severely impacted by extreme flooding of the Inland Waterways. As the Company moves into the third quarter of the year, during which the Company has historically experienced a tightening of barge capacity, higher rates and increased volumes, we are experiencing severe drought conditions. Not only is this drought impacting navigating conditions by negatively impacting load drafts and system speed, the drought is now predicted to have decreased agricultural yields for the current crop year. Expectations for the crop year as we entered the second quarter were that corn exports would be strong based on the USDA’s estimate that planted corn acreage was at 95.5 million acres, and that the USDA also expected the second largest planting in ten years for the eight major field crops. In the most recent USDA report the corn yield per harvested acre has been reduced by 12% and projected exports have also been reduced by almost 16%, or 300 million bushels. We believe that there are numerous factors that will determine the impact of the harvest on our business, including domestic demand for US grain (for livestock feed and ethanol production), the competitiveness, from a pricing perspective, of US produced grain versus that of other global producers, and the cost to deliver US grain to global markets. US demand for grain, particularly for ethanol production, is currently in a state of flux as ethanol producers are evaluating the impact of the elimination of subsidies for their products and the resulting impact on future demand. This demand projection is further complicated by the impact of future gasoline demand in general, which will ultimately drive ethanol requirements. Global market competitiveness will be determined not only by the success of the US grain harvest, but also by the harvests in other producing countries. We believe there remains an oversupply of ocean freight vessels which will keep ocean-going rates low, which should support export demand in the near term. In light of these uncertainties, it is difficult to predict the ultimate impact of the drought on our export grain business.

Continuation of the navigational draft restrictions will reduce our volumes and boat efficiency and increase costs. Each additional one inch reduction in load draft represents the loss of 17 tons of cargo, extrapolating to a 25 barge tow that represents a 425 ton loss of efficiency and a 510 ton loss for a 30 barge tow. In response to these conditions, we are implementing additional controls to manage our operating productivity during this period and are deferring discretionary spending where practical. We expect our boat and load efficiency to return as river levels normalize.

Until the harvest begins, we anticipate that we will continue to experience market conditions similar to those of the first half, with continuing strong liquid markets and export coal volumes. We expect that increased industry barge availability due to lower domestic coal shipments will continue to impact the pricing of export coal shipments. Lower demand for domestic coal shipments, which is driving this pricing weakness, continues as a result of the warm conditions in the past winter, low natural gas prices and looming regulation of coal-fired energy plants. We have also seen a decline in steel production from early 2012 levels.

Over the long term, we remain cautiously optimistic that there will be a tightening of capacity and increased demand in the dry barge market, which we believe will improve the market’s pricing dynamics. We expect to see continuing strong liquid demand and to increase the Company’s liquid capacity driven by strength in the petroleum market. Favorable oil price spreads between less mature crude oil sources, such as the Western Canadian crude and Eagle Ford shale regions, and the WTI and Brent crude markets will support pricing and demand dynamics that will be favorable to our business, particularly for dedicated service contracts. We also believe that demand for liquids transportation services may be increased by activities such as the reopening of certain gulf ethylene cracker plants and the production of natural gas liquids at much higher quantities than in 2011. The Company took delivery of eight new oversized liquid tank barges in the first half of 2012 and eight liquid tank barges were acquired early in the second quarter increasing the net barrel capacity of our fleet by 6.4% from the end of last year.

In our manufacturing segment, Criton reported that in 2011 there was a net expansion in the dry cargo fleet. Given the age of many barges in the industry’s dry fleet, we expect a further reduction in the industry fleet of dry cargo barges over the next three to five years. This should lead to consistent demand and stable pricing for barge building by our manufacturing segment. Our shipyard experienced good weather and made positive strides in productivity in the first half of 2012. The manufacturing segment’s external revenue backlog at the period end was $41.6 million, approximately $64 million lower than the June 30, 2011 backlog and approximately $60 million lower than the December 31, 2011 backlog. This decline in external backlog is attributable to the Company’s current plans to place a significant number of the barges built by the manufacturing segment into service in the transportation segment. We have ramped up an additional production line to support the transportation segment’s liquid tank barge demand and have adjusted our other production lines to further emphasize the production of liquid tank barges. , Based on current projections, we believe that available production capacity is sold out through the first quarter of 2013. We continue to evaluate our longer-term strategy for the shipyard.

Overall, we are monitoring market conditions closely and are maintaining a disciplined approach to our operations that will allow us to continue to realize and build upon the gains we achieved in operating efficiency in 2011.

OPERATING RESULTS by BUSINESS SEGMENT

Quarter Ended June 30, 2012 as compared with June 30, 2011

ACL 1 CORPORATION OPERATING RESULTS by BUSINESS SEGMENT

(Dollars in thousands except where noted)

(Unaudited)

	Quarter Ended June 30,			% of Consolidated Revenue
				2nd Quarter
	2012	2011	Variance	2012	2011
REVENUE
Transportation and Services	$174,196	$163,317	$10,879	79.6%	81.7%
Manufacturing (external and internal)	54,627	36,600	18,027	25.0%	18.3%
Intersegment manufacturing elimination	(10,152)	(53)	(10,099)	(4.6)%	0.0%

Consolidated Revenue	218,671	199,864	18,807	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	159,073	180,290	(21,217)
Manufacturing (external and internal)	51,930	35,454	16,476
Intersegment manufacturing elimination	(10,152)	(53)	(10,099)

Consolidated Operating Expense	200,851	215,691	(14,840)	91.9%	107.9%

OPERATING INCOME
Transportation and Services	15,123	(16,973)	32,096
Manufacturing (external and internal)	2,697	1,146	1,551
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income (Loss)	17,820	(15,827)	33,647	8.1%	(7.9)%

Interest Expense	16,487	15,505	982
Other Expense (Income)	(265)	(213)	(52)

Income (Loss) Before Income Taxes	1,598	(31,119)	32,717

Income Taxes	739	(10,193)	10,932
Discontinued Operations	—	134	(134)

Net Income (Loss)	$859	$(20,792)	$21,651

Domestic Barges Operated (average of period beginning and end)	1,975	2,393	(418)

Revenue per Barge Operated (Actual)	$88,201	$68,248	$19,953

Revenue. Consolidated revenue increased by $18.8 million to $218.7 million, a 9.4% increase compared with $199.9 million for the quarter ended June 30, 2011.

Transportation and services revenues increased by $10.9 million, or 6.7% in the second quarter, compared to the same period of 2011. The increase was driven by a 3.4% increase in affreightment ton-mile volume to 7.4 billion ton-miles, with the increase in coal and grain ton-mile volumes partially offset by decreases in bulk affreightment volume. For the second quarter 2012, non-affreightment revenues increased by $10.5 million, or 22.1%, primarily due to higher charter/day rate revenue, higher liquid towing revenue, higher liquid demurrage and higher fleet revenue partially offset by lower demurrage and towing revenues from our fleet of dry barges. Overall transportation revenues increased approximately 4.2% in the quarter ended June 30, 2012 on a fuel neutral basis compared to the same period of the prior year. The increase in the quarter was driven by volume increases in petroleum, chemicals, fertilizer, other bulk products, liquid charter and coal, offset by declines in grain, steel, cement, dry demurrage and salt, as overall fuel-neutral rates per ton-mile declined by approximately 5.6% in the quarter compared to prior year, primarily due to an increase in dry barge availability due to declines in domestic coal demand. Our achieved grain pricing, across all river segments, was down 25.3% in the second quarter of 2012 compared to the same period of the prior year.

Revenues per average barge operated increased 29.2% in the second quarter of 2012, compared to the same period of the prior year. The increase in the quarter was driven equally by increased affreightment revenue and the increase in non-affreightment revenue due largely to liquid charter and day rate revenue increases.

The increase in transportation segment revenues was achieved operating an average barge fleet that was 17.5% smaller and a boat fleet that was 8.9% smaller than the prior year.

Manufacturing segment revenues increased 21.7% in the second quarter of 2012 over the same period of the prior year to $44.5 million, with 79 total external barges sold compared to 70 in the prior year period.

Operating Expense. Consolidated operating expense decreased by $14.8 million, or 6.9%, to $200.9 million in the second quarter of 2012 compared to the same quarter of 2011.

Transportation segment expenses were $21.2 million lower in the second quarter of 2012 than in the comparable quarter of 2011. The decrease in transportation segment operating expenses was attributable to the absence of the estimated $10.4 million margin impact of the flooding that occurred in the prior year second quarter, $7.2 million lower boat and barge repairs related to both the boat repower program and lower repairs associated with the significant retirement of older barge assets; $2.8 million benefit of lower fuel pricing and improved fuel efficiency; $1.3 million lower selling, general and administrative expenses (“SG&A”) and $0.2 million higher gains on sale of assets. These factors were partially offset by higher labor and fringe benefits. The decrease in SG&A resulted primarily from lower consulting expenses, lower severance-related expenses and lower wage-related costs.

Manufacturing operating expenses increased by $6.4 million due primarily to a higher number of external barges produced in the second quarter of 2012 compared to the second quarter of 2011.

Operating Income. Consolidated operating income increased by $33.6 million to $17.8 million in the second quarter of 2012 compared to the second quarter of 2011. Operating income in the transportation segment increased by $32.1 million over the same period of 2011 driven by higher revenues and the improved cost efficiencies discussed above. The increase in revenues were achieved through higher ton-mile volume moved with a smaller fleet of boats and barges, despite overall mainline rates per ton-mile declining by approximately 3.0% quarter-over-quarter.

Operating income in the manufacturing segment increased by $1.6 million driven by improved efficiency in labor and materials, higher production volume and favorable weather in the current year quarter.

Interest Expense. Interest expense increased approximately $1.0 million from the prior year quarter with higher average outstanding debt balances in the 2012 quarter offset by to lower net amortization of the Acquisition date premium on the 2017 Notes and debt issuance costs as well as higher interest expense in the current year on obligations other than debt.

Income Tax Expense. The effective tax rates for the second quarters of 2012 and 2011 were 46.3% and 32.8%, respectively. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2012 compared to 2011.

Net Income (Loss). The net income was higher in the current year quarter due to the reasons noted above.

Six Months Ended June 30, 2012 as compared with Six Months Ended June 30, 2011

ACL 1 CORPORATION OPERATING RESULTS by BUSINESS SEGMENT

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated Revenue
	Six Months Ended June 30,			Six Months
	2012	2011	Variance	2012	2011
REVENUE
Transportation and Services	$356,469	$324,443	$32,026	81.6%	86.1%
Manufacturing (external and internal)	106,051	64,581	41,470	24.3%	17.1%
Intersegment manufacturing elimination	(25,712)	(12,027)	(13,685)	(5.9)%	(3.2)%

Consolidated Revenue	436,808	376,997	59,811	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	329,717	356,015	(26,298)
Manufacturing (external and internal)	99,520	64,480	35,040
Intersegment manufacturing elimination	(25,712)	(12,027)	(13,685)

Consolidated Operating Expense	403,525	408,468	(4,943)	92.4%	108.3%

OPERATING INCOME
Transportation and Services	26,752	(31,572)	58,324
Manufacturing (external and internal)	6,531	101	6,430
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income (Loss)	33,283	(31,471)	64,754	7.6%	(8.3)%

Interest Expense	32,767	26,864	5,903
Other Expense (Income)	(303)	(344)	41

Income (Loss) before Income Taxes	819	(57,991)	58,810

Income Taxes	580	(20,652)	21,232
Discontinued Operations	26	37	(11)

Net Income (Loss)	$265	$(37,302)	$37,567

Domestic Barges Operated (average of period beginning and end)	2,108	2,400	(292)

Revenue per Barge Operated (Actual)	$169,103	$135,185	$33,918

Revenue. Consolidated revenue increased by $59.8 million to $436.8 million in the six months ended June 30, 2012, a 15.9% increase compared with $377.0 million for the six months ended June 30, 2011.

Transportation and services revenues increased by $32.0 million, or 9.9% in the six months ended June 30, 2012, compared to the same period of 2011. Total affreightment volume measured in ton-miles increased for the six months ended June 30, 2012, to 15.6 billion compared to 14.5 billion in the same period of the prior year driven by increased coal and grain ton-mile volume partially offset by decreases in bulk affreightment volume.

For the six months ended June 30, 2012, non-affreightment revenues increased by $19.4 million, or 21.0%, primarily due to higher charter/day rate revenue, higher liquid towing revenue, higher liquid demurrage and higher fleet revenue partially offset by lower demurrage and towing revenues from our fleet of dry barges. On a fuel-neutral basis, overall transportation revenues increased approximately 5.6% for the six months ended June 30, 2012 on a fuel neutral basis compared to the same period of the prior year. The increase in the six month period was driven by volume increases in petroleum, coal, chemicals, fertilizer, other bulk products, liquid charter, liquid towing and coal, offset by declines in grain and steel, as overall fuel-neutral rates per ton-mile declined by approximately 6.2% in the six month period compared to prior year. Our achieved grain pricing, across all river segments, was down 15.5% in the six months ended June 30, 2012 compared to the same periods of the prior year.

Revenues per average barge operated increased 25.1% for the six months ended June 30, 2012, compared to the same periods of the prior year. Approximately 60% of the increase in the six month period was driven by increased affreightment revenue and the remainder of the increase attributable to increases in non-affreightment revenue driven largely by higher liquid charter and day rate revenue.

The increase in transportation segment revenues were achieved operating an average barge fleet that was 12.2% smaller and a boat fleet that was 8.9% smaller than the prior year.

Manufacturing segment revenues increased 52.9% in the six months ended June 30, 2012 compared to the same period of the prior year to $80.3 million, with 144 total barges sold compared to 99 in the prior year period.

Operating Expense. Consolidated operating expense decreased by $4.9 million, or 1.2%, to $403.5 million in the six months ended June 30, 2012, compared to the same period 2011.

Transportation segment expenses were $26.3 million lower in the six months ended June 30, 2012, than in the comparable period of 2011. The decrease in transportation segment operating expenses was attributable to the absence of the estimated $10.4 million margin impact of the flooding that occurred in the prior year second quarter; $6.6 million higher gains on asset dispositions: $6.0 million lower boat and barge repairs related to both the boat repower program and lower repairs associated with the significant retirement of older barge assets; $3.4 million benefit of lower fuel pricing offset by lower fuel efficiency of $2.4 million and $0.7 million lower SG&A. The decrease in SG&A resulted primarily from lower consulting expenses, lower severance-related expenses and lower wage-related costs.

Manufacturing operating expenses increased by $21.4 million due primarily to a higher number of external barges produced in the six months ended June 30, 2012, compared to the same period of the prior year.

Operating Income. Consolidated operating income increased by $64.8 million to $33.3 million in the six months ended June 30, 2012, compared to the same period in 2011. Operating income in the transportation segment increased by $58.3 million over the same period of 2011 driven by higher revenues and the improved cost efficiencies discussed above. The increase in revenues were achieved through higher ton-mile volume moved with a smaller fleet of boats and barges, despite overall mainline rates per ton-mile declining by approximately 1.8% in the first six months of 2012.

Operating income in the manufacturing segment increased by $6.4 million driven by improved efficiency in labor and materials, higher production volume and favorable weather in the current year six months ended June 30, 2012 when compared to the prior year.

Interest Expense. Interest expense increased by $5.9 million in the six months ended June 30, 2012 compared to the same period of the prior year. The increase resulted from a higher average outstanding debt balances in the six months ended June 30, 2012 as well as higher interest expense in the current year on obligations other than debt and lower net amortization of the Acquisition date premium on the 2017 Notes.

Income Tax Expense. The effective tax rates for the six months ended June 30, 2012 and 2011 were 70.8% and 35.6%, respectively. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2012 compared to 2011.

Net Income (Loss). The net income was higher in the current year quarter due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2012.

Our funding requirements include capital expenditures (including barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at June 30, 2012, were cash generated from operations and borrowings under our Credit Facility. Other potential sources of liquidity include proceeds from sale leaseback transactions for fleet assets, barge scrapping and the sale of non-core, obsolete and surplus assets. We currently expect that our gross 2012 capital expenditures may exceed $200 million, which we currently expect to fund with draws under our Credit Facility and proceeds from boat sales and barge scrapping. For information regarding capital expenditures and proceeds of boat and barge sales in the first quarter of 2012 see “Net Cash, Capital Expenditures and Cash Flow” below.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”), and ACL and certain subsidiaries as guarantors, entered into a credit agreement, consisting of a senior secured asset-based credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015 (“Credit Facility”). The proceeds of the Credit Facility are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrower’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrower’s option, the Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the Credit Agreement. The Credit Facility is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

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

Our Indebtedness

At June 30, 2012, we had total indebtedness of $650.8 million, including the $26.4 million premium recorded at the Acquisition date to recognize the fair value of the 2017 Notes and the $3.2 million discount on the PIK Notes, net of amortization through June 30, 2012. At this level of debt we had $240.4 million in remaining current availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At June 30, 2012, borrowing levels, the Company had availability that was $191.6 million above this threshold.

On February 15, 2011, ACL I completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional PIK Notes. Selection of the interest payment method is solely a decision of ACL I. At the first interest payment date ACL I elected PIK interest, increasing the amount of PIK Notes outstanding by $14,219 to $264,219. On the second payment date ACL I also elected PIK interest which increased the PIK Notes by $15,027 to $279,246. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to ACL I’s stockholder to redeem equity advanced in connection with the acquisition of the Company by an affiliate of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. The PIK Notes were registered effective May 10, 2012 and the exchange offer was completed on June 11, 2012. The PIK Notes are unsecured and are not guaranteed by ACL I’s subsidiaries.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017 (the “2017 Notes”). The issue price was 95.181% of the principal amount of the 2017 Notes. The original issue discount on the 2017 Notes was revised in purchase price accounting for the Acquisition to reflect a premium of $35,000, reflecting the fair market value of the 2017 Notes on the Acquisition date. The 2017 Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. For a discussion of the interest rate under our credit facility, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Report.

With the remaining 3.5 year term on the Credit Facility, the 3.6 year remaining term on the PIK notes and remaining 5.0 year term on the 2017 Notes, we believe that we have an appropriate longer term, lower cost and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Net Cash, Capital Expenditures and Cash Flow

In the six months ended June 30, 2012, net cash provided by operations was $51.2 million compared to cash flow used in operations of $16.0 million for the six months ended June 30, 2011. The change in cash provided by/used in operations is primarily attributable to improved operating results in six months ended June 30, 2012 compared to the prior year. Cash provided by working capital changes in the first six months of 2012 was $15.1 million as a result of higher interest accruals related to the PIK Notes. The use of cash for working capital in the first six months of 2011 of $30.4 million related primarily to the advance purchase of steel inventories in the manufacturing segment to lock in steel prices for builds early in that year.

Cash used in investing activities increased $27.1 million in the first six months of 2012 to $43.8 million, with total property additions and other investing activities increasing to $85.8 million in 2012 from $21.8 million in the same period in 2011 and higher proceeds from surplus boat dispositions of $12.1 million in the first quarter of 2012 and higher cash provided by barge scrapping operations of $26.6 million in the six months ended June 30, 2012. The capital expenditures in the first quarters of both 2012 and 2011 included new barge construction, capital repairs and investments in our facilities. During the first six months of 2012 we also began a major initiative to repower and upgrade certain of our boat assets resulting in a higher level of investment in 2012.

Net cash used in financing activities in the six months ended June 30, 2012 was $6.8 million, compared to net cash provided by financing activities of $31.0 million in the six months ended June 30, 2011. Cash used in financing activities in 2012 primarily related to repayments on the Credit Facility. Cash provided by financing activities in 2011 primarily related to issuance of the PIK notes, the dividend of the majority of the PIK Note proceeds, borrowings on the Credit Facility and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment, net of dividends to Finn, equal to the intrinsic value share-based compensation paid on shares vested in that period.

CHANGES IN ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company changed our previous presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011. ASU Number 2011-12 subsequently modified the effective date of certain provisions of the ASU concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

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

No significant changes have occurred to these policies, which are more fully described in the Company’s filing on Form S-4/A filed May 8, 2012. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

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

Fuel Price Risk

For the six months ended June 30, 2012, fuel expenses for fuel purchased directly and used by our boats represented 23.2% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 13.4% of our total transportation segment revenues in the first six months of 2012, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At June 30, 2012, a net liability of approximately $3.2 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income, net of hedge ineffectiveness of $0.03 million which was recorded as a reduction of fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $2.3 million and $6.2 million in the six months ended June 30, 2012 and 2011 respectively. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Report. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At June 30, 2012, we had $148.4 million of floating rate debt outstanding, which represented the outstanding balance of the Credit Facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have an adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.5 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, due to a material weakness in our internal control over financial reporting that existed as of June 30, 2012, our disclosure controls and procedures were not effective in providing reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As described in the Current Report on Form 8-K filed on the date hereof, the material weakness identified resulted in an error in the classification of cash flows related to cash proceeds that were generated from barge scrapping activities during the three month period ended March 31,2012. Such cash proceeds were included in cash flows from operating activities rather than as cash proceeds from investing activities. The misclassification during the three month period ended March 31, 2012, solely affected the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, but had no impact on the net increase in total cash and cash equivalents for the three month period ended March 31, 2012. It also had no effect on any item in any of the related condensed consolidated statements of operations, condensed consolidated statement of comprehensive income, condensed consolidated balance sheet, or Adjusted EBITDAR (as defined in the Form 10-Q for the first quarter of 2012). The change in classification also had no effect-on the Company’s compliance with regulatory requirements, loan covenants or other contractual obligations.

The misclassification described above resulted from a material weakness in internal control over the preparation and review of the Consolidated Statement of Cash Flows. The Company modified its internal controls over the preparation and review of their Consolidated Statements of Cash Flows during the third quarter of 2012, and has implemented a process to address the correct classification of cash proceeds from scrapping operations. The Company corrected the misclassification in its second quarter Form 10-Q and also plans to amend its first quarter 10-Q to reflect the correct classification.

There have been no other changes made in the registrants’ internal control over financial reporting that occurred during the Company’s second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting. Based on the remediation of the material weakness referenced above, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures will be effective as of the filing date of its first quarter amended Form 10-Q.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The nature of our business exposes us to the potential for legal proceedings, including those relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations. See “Note 9” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Report, which is incorporated herein by reference, for additional detail regarding ongoing legal proceedings.

ITEM 1A.	RISK FACTORS

Set forth below are some of the more significant factors that could affect our industry, our business and our results of operations. In addition to the other information in this document, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Risks Relating to Our Industry

•	The aftermath of the global economic crisis, which began in 2008, may continue to have detrimental impacts on our business.

•	Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

•	An oversupply of barging capacity may lead to reductions in freight rates.

•	Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

•	Any decrease in future demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

•	Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

•	Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

•	Our operating margins are impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing.

•	We are subject to adverse weather and river conditions, including marine accidents.

•	Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

•	The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

•	The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

•

Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services.

•	Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

•	Our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers.

•

The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

Risks Relating to Our Business

•

We are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims, which may result in the imposition of significant liability.

•	Our aging fleet of dry cargo barges may lead to a decline in revenue if we do not replace the barges or drive efficiency in our operations.

•

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

•	A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

•	We face the risk of breaching covenants in our Credit Facility.

•	Our insurance may not be adequate to cover our operational risks.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

•	A major accident or casualty loss at any of our facilities or affecting free navigation of the Gulf or the Inland Waterways could significantly reduce production.

•	Potential future acquisitions or investments in other companies may have a negative impact on our business.

•

A temporary or permanent closure of the Calumet River to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse effect on operations in the area.

•

Interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or the integrity of our information.

•	Many of our employees are covered by federal maritime laws that may subject us to job-related claims.

•	We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

•	The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

•	Failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations.

•	We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.

These risks are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011. We encourage you to read these risk factors in their entirety.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Finn Intermediate Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

3.2	Finn Intermediate Holding Corporation Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

4.1	Indenture, dated as of February 15, 2011, by and between ACL I Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 10.625% / 11.375% Senior PIK Toggle Notes due 2016 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

4.2	Registration Rights Agreement, dated February 15, 2011, by and between ACL I Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

4.3	Form of 10.625% / 11.375% Senior PIK Toggle Notes due 2016 (included as Exhibit A to Exhibit 4.1 and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

10.1	2012 Annual Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.1 to Commercial Barge Line Company’s Current Report on Form 8-K, filed on April 3, 2012).

10.2	Letter amendment, dated May 9, 2012, by and between American Commercial Lines Inc. and David Huls (Incorporated by reference to Exhibit 10.2 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q, filed on May 11, 2012).

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACL I Corporation

By:	/S/ MARK K. KNOY
Mark K. Knoy
President and Chief Executive Officer

By:	/S/ DAVID J. HULS
David J. Huls
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Finn Intermediate Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

3.2	Finn Intermediate Holding Corporation Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

4.1	Indenture, dated as of February 15, 2011, by and between ACL I Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 10.625% / 11.375% Senior PIK Toggle Notes due 2016 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

4.2	Registration Rights Agreement, dated February 15, 2011, by and between ACL I Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

4.3	Form of 10.625% / 11.375% Senior PIK Toggle Notes due 2016 (included as Exhibit A to Exhibit 4.1 and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, filed on December 6, 2011).

10.1	2012 Annual Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.1 to Commercial Barge Line Company’s Current Report on Form 8-K, filed on April 3, 2012).

10.2	Letter amendment, dated May 9, 2012, by and between American Commercial Lines Inc. and David Huls (Incorporated by reference to Exhibit 10.2 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q, filed on May 11, 2012).

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein