Form 10-Q/A
period 2012-03-31
ACL I Corp
filed 2012-08-29
CIK 1535013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

ACL I CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Page
PART I FINANCIAL INFORMATION	4
Item 1: Financial Statements (unaudited)	4
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statement of Stockholder’s Equity	8
Notes to Condensed Consolidated Financial Statements	9
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4: Controls and Procedures	34

PART II OTHER INFORMATION	35
Item 6: Exhibits	35
Signatures	36
Certification by CEO

Certification by CFO

Certification by CEO

Certification by CFO

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EXPLANATORY NOTE

On June 25, 2012, ACL I Corporation (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “10-Q”). The purpose of this amendment is to revise the disclosure in “Part I – Item 1. Financial Information” restating the condensed consolidated statements of cash flow and associated reference to the restatement in Note 1, “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 4. Controls and Procedures.”

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2012, in connection with the preparation of the Company’s interim report for the three and six month period ended June 30, 2012, the Company’s management concluded that there were errors in the condensed consolidated statement of cash flows (the “Cash Flow Statement”) for the three months ended March 31, 2012. As a result of these errors, the Company’s management determined that adjustments were necessary to correct the presentation of the Cash Flow Statement contained in the Form 10-Q. The effect of the adjustments was to increase cash flows from investing activities by $20.5 million and decrease cash flows from operating activities by the same amount.

The errors were corrected in the preparation of the Cash Flow Statement for the six months ended June 30, 2012, and therefore, there is no impact on the condensed consolidated financial statements filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012.

The following items have been amended:

Part I – Item 1. Financial Statements.

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I – Item 4. Controls and Procedures.

With the exception of amended “Part I – Item 4. Controls and Procedures”, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the change described above.

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

ACL I CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated, Unaudited — In thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net Loss	$(594)	$(16,510)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	27,010	27,525
Debt Issuance Cost and Debt Discount Amortization	158	(337)
Deferred Taxes	(4,140)	(14,780)
Gain on Property Dispositions	(6,384)	(25)
Contribution to Pension	(1,373)	—
Share-Based Compensation	49	1,493
Other Operating Activities	(711)	1,394
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,836	7,496
Inventory	(1,517)	(20,443)
Other Current Assets	(1,810)	(1,001)
Accounts Payable	(5,500)	(5,227)
Accrued Interest	1,897	(2,528)
Other Current Liabilities	(14,260)	(5,257)

Net Cash Provided by (Used In) Operating Activities	(5,339)	(28,200)
INVESTING ACTIVITIES
Property Additions	(32,321)	(10,006)
Proceeds from Property Dispositions	15,345	155
Impact of Barge Scrapping Operations	20,512	1,369
Other Investing Activities	(1,001)	(4,313)

Net Cash Used in Investing Activities	2,535	(12,795)
FINANCING ACTIVITIES
2016 PIK Toggle Notes Issued	—	250,000
Discount on 2016 PIK Toggle Notes	—	(4,375)
Revolving Credit Facility Borrowings	1,521	44,630
Bank Overdrafts on Operating Accounts	1,276	1,288
Debt Issuance/Refinancing Costs	(66)	(10,930)
Dividends Paid	(478)	(237,899)
Tax Benefit of Share-Based Compensation	—	1,090

Net Cash Provided by Financing Activities	2,253	43,804
Net (Decrease) Increase in Cash and Cash Equivalents	(551)	2,809
Cash and Cash Equivalents at Beginning of Period	1,388	3,707

Cash and Cash Equivalents at End of Period	$837	$6,516

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

Restatement of the Condensed Consolidated Statements of Cash Flows

The Company has determined that the condensed consolidated statement of cash flows for the three months ended March 31, 2012 (“Q1 2012”) included in its Quarterly Report on Form 10-Q for Q1 2012 should no longer be relied upon as a result of an error in the classification of cash flows associated with the scrapping of retired barges. These activities resulted in cash flows of $20.5 million during the first quarter of 2012. The change in classification of these activities during the first quarter of 2012 results in:

•	a change from reported net cash provided by operating activities of $15.2 million to net cash used in operating activities of $(5.3) million; and

•	a change from reported net cash used in investing activities of $(18.0) million to net cash provided by investing activities of $2.5 million.

This correction of this error in this Form 10Q/A had no effect on the Company’s reported cash and cash equivalents or the net increase in cash and cash equivalents in the condensed consolidated statement of cash flows or on any item in any of the related condensed consolidated statement of operations, condensed consolidated statement of comprehensive income, condensed consolidated balance sheet, or Adjusted EBITDAR (as defined in the Form 10-Q for Q1 2012). The change in classification also had no effect on the Company’s compliance with regulatory requirements, loan covenants or other contractual obligations.

Comparative amounts for the quarter ended March 31, 2011, were also corrected to reflect an increase in cash used in operating activities and a corresponding decrease in cash proceeds used in investing activities of $1.4.

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

The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors enumerated in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q/A (this “Report”) for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

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

Key operating statistics regarding our transportation segment for the quarter ended March 31, 2012 are summarized in the following table.

Key Operating Statistics

	Three Months Ended March 31, 2012	% Change to Prior Year Same Quarter Increase (Decrease)
Ton-miles (000’s):
Total dry	7,669,418	12.8%
Total liquid	498,484	(11.7%)

Total affreightment ton-miles	8,167,902	10.9%
Total non-affreightment ton-miles	874,796	0.9%

Total ton-miles	9,042,698	9.9%

Average ton-miles per affreightment barge	4,115	26.7%
Rates per ton mile:
Dry rate per ton-mile		(0.9%)
Fuel neutral dry rate per ton-mile		(6.6%)
Liquid rate per ton-mile		16.5%
Fuel neutral liquid rate per-ton mile		6.9%
Overall rate per ton-mile	$15.76	(0.5%)
Overall fuel neutral rate per ton-mile	$14.80	(6.6%)
Revenue per average barge operated	$84,976	26.8%
Fuel price and volume data:
Fuel price	$3.06	17.6%
Fuel gallons	14,126	2.7%
Revenue data (in thousands):
Affreightment revenue	$128,685	10.6%
Non-affreightment revenue
Towing	11,672	6.8%
Charter and day rate	25,660	50.9%
Demurrage	8,504	(28.2%)
Other	7,752	56.3%

Total non-affreightment revenue	53,588	19.8%

Total transportation segment revenue	$182,273	13.1%

Data regarding changes in our barge fleet for the quarter ended March 31, 2012 is summarized in the following table.

Barge Fleet Changes

Barges—Current Quarter	Dry	Tankers	Total
Barges operated as of January 1, 2012	1,961	316	2,277
Retired (includes reactivations)	(257)	(5)	(262)
New builds	10	4	14
Change in number of barges leased	(17)	—	(17)

Barges operated as of March 31, 2012	1,697	315	2,012

Data regarding our boat fleet at March 31, 2012 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age
1950 or less	33	33.8
Less than 4650	24	36.2
Less than 6250	33	34.8
6800 and over	11	33.5

Total/overall age	101	34.7

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

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

ACL I CORPORATION

NET LOSS TO ADJUSTED EBITDA AND EBITDAR RECONCILIATION

(Dollars in thousands—Unaudited)

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

•

Strong Agricultural demand—In January 2012 the United States Department of Agriculture (“USDA”) increased its estimate of corn exports by 50 million bushels reflecting the strong pace of sales to date and reduced prospects for Argentine exports. Estimates of domestic corn acreage planted have also been increased by the USDA to 95.5 million acres from 94.0 million acres. Estimates also indicate that the current crop year will feature the second largest planting in ten years for the eight major field crops. Though the Euro zone economic difficulties led to a relatively weak early 2012 Gulf export market, a current oversupply of ocean freight vessels has kept ocean-going rates low, which should bolster southbound demand in the near term.

•	Strengthening bulk markets—We have begun to see some improvement from increases in construction materials and light vehicle production increases.

•

Continuing strong liquid demand and increased Company liquid capacity—Strength in the petroleum market favorable oil spot price spreads should result in relatively constant pricing and demand, particularly for dedicated service contracts. We also believe that demand may be increased by certain gulf ethylene cracker plants restarting and that natural gas liquids being produced in much higher quantities than in 2011. The Company took delivery of four new oversized liquid tank barges in the first quarter of 2012 and eight liquid tank barges were acquired early in the second quarter of 2012 increasing the net barrel capacity of our fleet by 5.6%.

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

Net Cash, Capital Expenditures and Cash Flow

In the quarter ended March 31, 2012, net cash used by operations was $5.3 million compared to cash flow used in operations of $28.2 million for the quarter ended March 31, 2011. The change in cash used in operations is primarily attributable to improved operating results. The use of cash for working capital in the first quarter of 2011 of $27.0 million related primarily to the advance purchase of steel inventories in the manufacturing segment to lock in steel prices for builds early in that year partially offset by the impact of the positive cash flow impact of a larger reduction in accounts receivable in the prior year first quarter, due to the lower sales in that quarter when compared to the current year. The remaining increase in use of cash from operations resulted from lower net income adjusted for non-cash items in the prior year quarter.

Cash used in investing activities increased $15.3 million in the first quarter of 2012 to a $2.5 million source of cash, with total property additions and other investing activities increasing to $33.3 million in 2012 from $14.3 million in the same period in 2011, offset by higher proceeds of surplus boat dispositions of $15.2 million and a higher impact of barge scrapping operations of $19.1 million than in the first quarter of 2011. The capital expenditures in the first quarters of both 2012 and 2011 were primarily for new barge construction, capital repairs and investments in our facilities.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, due to a material weakness in our internal control over financial reporting that existed as of March 31, 2012, our disclosure controls and procedures were ineffective in providing reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As described in the Current Report on Form 8-K filed on August 14, 2012, the material weakness identified resulted in an error in the classification of cash flows related to cash proceeds that were generated from barge scrapping activities during the three month period ended March 31, 2012. Such cash proceeds were included in cash flows from operating activities rather than as cash proceeds from investing activities. The misclassification during the three month period ended March 31, 2012, solely affected the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, but had no impact on the net increase in total cash and cash equivalents for the three month period ended March 31, 2012. It also had no effect on any item in any of the related condensed consolidated statement of operations, condensed consolidated statement of comprehensive income, condensed consolidated balance sheet, or Adjusted EBITDAR (as defined in the Form 10-Q for the first quarter of 2012). The change in classification also had no effect on the Company’s compliance with regulatory requirements, loan covenants or other contractual obligations.

The misclassification described above resulted from a material weakness in internal control over the preparation and review of the Consolidated Statement of Cash Flows. The Company modified its internal controls over the preparation and review of their Consolidated Statements of Cash Flows during the third quarter of 2012, and has implemented a process to address the correct classification of cash proceeds from scrapping operations. The Company is filing this Form 10-Q/A to amend its first quarter 10-Q to reflect the correct classification.

There have been no other changes made in the registrants’ internal control over financial reporting that occurred during the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting. Based on the modifications to internal controls over the preparation and review of the Consolidated Statement of Cash Flows referenced above, the Company’s chief executive officer and chief financial officer have concluded that the weakness has been remediated.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACL I CORPORATION

By:	/s/ MARK K. KNOY
Mark K. Knoy President and Chief Executive Officer

By:	/s/ DAVID J. HULS
David J. Huls Senior Vice President and Chief Financial Officer

Date: August 29, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herein