Form 10-K
period 2012-12-31
ACL I Corp
filed 2013-03-29
CIK 1535013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ACL I CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	333-178345	27-4241534
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1701 E. Market Street, Jeffersonville, Indiana (Address of principal executive offices)	47130 (Zip Code)

(812) 288-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    Not applicable.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	North American or global recession or other economic crises may have a detrimental impact on our business;

•	freight transportation rates for the Inland Waterways (as subsequently defined) fluctuate from time to time and may decrease;

•	an oversupply of barging capacity may lead to reductions in freight rates;

•	yields from North American and worldwide grain harvests could materially affect demand for our barging services;

•	any decrease in future demand for new barge construction may lead to a reduction in sales volume and prices for new barges;

•	volatile steel prices may lead to a reduction in or delay of demand for new barge construction;

•	higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability;

•	our cash flows are negatively impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing;

•	we are subject to adverse weather and river conditions, including droughts, floods and marine accidents;

•	seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements;

•	the aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations;

•	the inland barge transportation industry is highly competitive and increased competition could adversely affect us;

•

global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services;

•	our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate;

•	our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers;

•

the Jones Act (as subsequently defined) restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business;

•

we are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims, which may result in the imposition of significant liability;

•	Adequate access to capital could impact our ability to maintain our fleet and impact revenue generation;

•

our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness;

•	a significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially;

•	we face the risk of breaching covenants in our Credit Facility;

•	our insurance may not be adequate to cover our operational risks;

•	the loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability;

•	a major accident or casualty loss at any of our facilities or affecting free navigation of the Inland Waterways (as hereinafter defined) could significantly reduce production;

•	potential future acquisitions or investments in other companies may have a negative impact on our business;

•

interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or integrity of our information;

•	many of our employees are covered by federal maritime laws that may subject us to job-related claims;

•	we have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations;

•	the loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business;

•	failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations;

•	we are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us;

•	our manufacturing segment can be impacted if tax policy and stimulus programs are changed to no longer incent capital investment.

See Item 1A “Risk Factors” of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I

ITEM 1. THE BUSINESS

The Company

ACL I Corporation (“ACL I” and together with its consolidated subsidiaries, “the Company”, “we”, “us”, or “our”) is a Delaware corporation. ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is primarily owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). On December 21, 2010, the acquisition of American Commercial Lines Inc. (“ACL”) by Platinum (the “Acquisition”) was consummated. The assets of ACL I consist principally of its ownership of all of the stock of ACL which owns all of the stock of Commercial Barge Line Company (“CBL”). CBL does not conduct any operations independent of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation, and their subsidiaries.

ACL I files as part of the consolidated federal tax return of Finn. ACL does not conduct any operations independent of its ownership interests in the consolidated subsidiaries.

Platinum Equity LLC, together with its affiliates (“Platinum Group”) is a global acquisition firm headquartered in Beverly Hills, California with principal offices in Boston, New York and London. Since its founding in 1995, Platinum has completed more than 130 acquisitions in a broad range of market sectors including technology, manufacturing, logistics, distribution, transportation and media. Platinum’s current portfolio includes 32 companies in a variety of different industries that serve customers around the world. Platinum’s Mergers & Acquisitions & Operations (“M&A&O®”) approach to investing focuses on acquiring businesses that need operational support to realize their full potential and can benefit from Platinum’s expertise in transition, integration and operations.

Certain of the Company’s former operations have been recorded as discontinued operations in all periods presented due to the sale of those entities. The Company sold its wholly owned indirect subsidiaries Elliot Bay Design Group (“EBDG”) in December 2011.

The Company’s principal executive offices are located at 1701 East Market Street in Jeffersonville, Indiana. The Company’s mailing address is P.O. Box 610, Jeffersonville, Indiana 47130.

Information Available on our Website

Our website address is www.aclines.com. All of our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be accessed free of charge through the News link on the website. In addition, the Code of Ethics is also available on the website. Please note that the information contained on our website is not incorporated by reference in, or considered to be part of any document, unless expressly incorporated by reference therein.

Operating Segments

We currently operate in two primary business segments, transportation and manufacturing. As of December 31, 2012, we were the fourth largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways, consisting of the Mississippi River, the Ohio River and the Illinois River and their tributaries, and the Gulf Intracoastal Waterway (collectively, the “Inland Waterways”), according to Informa Economics, Inc., a private forecasting service (“Informa”). We disposed of 378 dry barges during 2012, resulting in the decrease of our industry ranking in terms of number of dry barges operated. According to Informa, as of December 31, 2012, our fleet of dry cargo and liquid tank barges accounted for 9.3% of the total inland dry cargo barge fleet and 10.8% of the total inland liquid cargo barge fleet.

Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet while tailoring operations to a wide variety of shippers and freight types. Our barging operations are complemented by our marine repair, maintenance and port services (e.g. fleeting, shifting, repairing and cleaning of barges and towboats) located strategically throughout the Inland Waterways.

Jeffboat, our manufacturing subsidiary, located in Jeffersonville, Indiana on the Ohio River, was the second largest manufacturer of brown-water barges in the United States in 2012 according to Criton Corporation (“Criton”), publisher of the industry publication River Transport News.

The manufacturing segment designs and manufactures barges and other vessels for Inland Waterways’ service for third-party customers and our transportation business. In the past we have also manufactured equipment for coastal and offshore markets and have long employed advanced inland marine technology. Jeffboat has the capacity to produce dry hoppers, deck barges, tank barges in various sizes and types, ocean-going vessels, dry docks and towboats. Our shipyard has four main production lines. We currently operate three of the lines in one full and one partial shift and have the capability of expanding the lines and shifts based on operational needs. The production lines are flexible and allow for dry cargo barges to be built on the same lines as liquid tank barges. The segment also offers technically advanced marine design capabilities for both inland and ocean service vessels. The manufacturing segment utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans.

Comparative financial information regarding our transportation and manufacturing segments is included in both Note 9 to the accompanying consolidated financial statements and in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”). This financial information includes for each segment, as defined by U.S. generally accepted accounting principles, revenues from external customers, a measure of profit or loss and total assets.

For year ended December 31, 2012, our transportation segment accounted for 84.7%, or $687.2 million of our consolidated revenue, 84.8%, or $51.8 million of our operating income and 93.4%, or $216.7 million of our consolidated adjusted earnings before interest, taxes, depreciation, amortization and long-term boat and barge rents and certain other non-cash or non-comparable charges included in net income (“Adjusted EBITDAR”), while our manufacturing segment accounted for

15.3%, or $124.4 million of our consolidated revenue, 15.2%, or $9.3 million of our operating income and 6.6%, or $15.3 million of our Adjusted EBITDAR. Management considers Adjusted EBITDAR to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. Adjusted EBITDAR provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, though we feel that Adjusted EBITDAR provides us a better overall measure of our performance by excluding the financing decisions we make regarding boat and barge leasing decisions, covenants in our debt agreements contain financial ratios based on Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), so the reconciliation herein also contains this measure. Neither Adjusted EBITDAR nor EBITDA should be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). Adjusted EBITDAR and EBITDA exclude components that are significant in understanding and assessing our results of operations and cash flows. In addition, neither Adjusted EBITDAR nor EBITDA are terms defined by GAAP and as a result our measures of Adjusted EBITDAR and EBITDA might not be comparable to similarly titled measures used by other companies.

The Company believes that Adjusted EBITDAR and EBITDA are relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry as well as by the Company’s management in assessing segment performance. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance. A reconciliation of net income to Adjusted EBITDAR and EBITDA is contained herein at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation.”

Historically, our transportation business has been one of the manufacturing segment’s most significant customers. We believe the synergy created by our transportation operations and our manufacturing and repair capabilities is a competitive advantage. Our vertical integration allows us to source barges at cost and permits optimization of manufacturing schedules and asset utilization between internal requirements and sales to third-party customers. Additionally, manufacturing segment engineers have the opportunity to collaborate both with our barge operations on innovations that enhance towboat performance and barge life.

CUSTOMERS AND CONTRACTS

In 2012, our largest customer accounted for approximately 6.9% of the Company’s consolidated revenue and the top ten customers combined represented approximately 32.1% of the Company’s consolidated revenue.

Transportation. Our primary customers include many of the major industrial and agricultural companies in the United States. Our relationships with top ten customers range from 10 – 30 years with the average relationship exceeding 15 years. We enter into a wide variety of contracts with these customers, ranging from single spot movements to term contracts (both one-year renewable contracts and extended multi-year contracts). The contracts vary in duration. Some contracts provide commitments for a percentage of the customer’s volume shipped in certain traffic lanes.

We have many long-standing customer relationships, including Cargill, Inc., Nucor Steel, North American Salt Company, Shell Chemical Company/Shell Trading Company, Styrolution America LLC, Celtic Marine, Alcoa, Inc. Archer Daniels Midland Co., Consolidated Grain & Barge Company and Louisiana Generating LLC, a subsidiary of NRG Energy, Inc. (“LaGen”). We continually monitor the credit worthiness of our portfolio. Most of our multi-year contracts are set at a fixed price, with rate adjustment provisions for fuel, which increases stability of the contract margins. While fuel comprises a significant percentage of our expenses in the transportation segment, generally our term contracts contain provisions that allow us to pass through (effectively on approximately a 45-day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing our fuel price risk. Furthermore, 56.9% of our term contracts have a general inflation provision based on changes in the Consumer Price Index and 50.6% of these contracts enable us to pass through increases in our pay scale of vessel personnel.

The transportation segment produces several significant revenue streams. Our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on our barges, pushed primarily by our towboats under affreightment contracts. Affreightment contracts include both term and spot market arrangements.

Non-affreightment revenue is generated either by demurrage charges, charges for customer’s delays beyond contractually allowed days for loading, unloading and movement, related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts.

Under charter/day rate contracts, our boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. The ton-miles for charter/day rate contracts are not included in our tracking of affreightment ton-miles, but are captured and reported as part of ton-miles non-affreightment.

A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers, until the economic slowdown beginning late in 2008, typically used dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. During 2011 we saw this demand begin to return to that market with 2012 gaining additional strength. Petroleum distillates and fuel oils have historically also moved under “unit tow” contracts. Many dedicated service customers formerly also sought capacity in the spot market for peaking requirements.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the “Delta area,” in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River.

Transportation services revenue is further summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.’

Manufacturing. The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat, are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, the manufacturing segment’s customer base varies from year-to-year. Our transportation business is a significant customer of the manufacturing segment. In 2012, 2011 and 2010, our transportation segment accounted for 41%, 23% and 27% respectively, of the manufacturing segment’s revenue before intercompany eliminations.

At December 31, 2012, the manufacturing segment’s approximate vessel backlog for external customers was $52.4 million, compared to $101.2 million at December 31, 2011. This decline in backlog as of December 31, 2012 is attributable to the relative number of 2013 planned barge construction slots that are intended to be consumed by the transportation segment. The company expects that Jeffboat’s backlog will increase during 2013 as additional barge construction slots are offered for sale to third-party customers. The backlog consists of vessels to be constructed under signed customer contracts or exercised contract options that have not yet been recognized as revenue. During the first quarter of 2013, as the remainder of 2013 production capacity has been committed to sale to third parties, the backlog has increased to $140 million.

We believe that future demand for liquid tank barges in the two to five year time horizon will be relatively strong driven primarily by the demand for movement of petroleum and chemical products on the inland rivers and coastal waterways.

The price we have been able to charge for manufacturing production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. Pricing strength has recently been improving and over the longer term, as we enter a period of strong demand for tank barges, we plan to continue improving the pricing on our barges, net of steel. Steel is the largest component of our raw materials, representing 50% to 90% of the raw material cost, depending on steel prices and barge type. We have established relationships with our steel vendors and have not had an issue with obtaining the quantity or quality of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. Because of the volatile nature of steel prices, we generally pass back to our customers the cost of steel used in the production of our customers’ barges. The contracts in the backlog contain steel price adjustments or are priced to include the carrying costs of steel purchased for the project. The actual price of steel at the time of construction may result in contract prices that are different than those used to calculate the backlog at December 31, 2012. All orders in the backlog at December 31, 2012, are currently expected to be produced in 2013. The backlog also excludes our planned construction of internal barges for our transportation segment.

Manufacturing revenue is further summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.’

TRANSPORTATION FLEET

Barges. As of December 31, 2012, our total transportation fleet included 1,992 barges, consisting of 1,180 covered dry cargo barges, 469 open dry cargo barges and 343 tank barges. We operate 382 of these dry cargo barges and 20 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to eight years. Generally, we expect to be able to renew or replace our charter agreements as they expire As of December 31, 2012, the average age of our covered dry cargo barges was 12.3 years, down from 17.7 in 2011, the average age of our dry open barges in 2012 was 30.6 compared to 31.7 years in 2011 and the average age of our tank barges in 2012 was 19.4 and compared to 21.4 years in 2011. Our dry fleet and liquid fleets are approximately 2.6 years and 0.9 years older than the industry average ages as of December 31, 2011 contained in the industry age profile discussed in “Competition.” The overall reduction in average age of our fleets during 2012 was a result of the addition of 130 new barges and retirement of 394 barges from the active fleet. Covered hoppers are most often used to transport grain and other farm products, metallic ores and non-metallic minerals, while open hoppers are most often used to transport coal, sand, rock and stone. We use tank barges primarily for transportation of chemicals, petroleum and other liquid products.

Towboats. As of December 31, 2012, our barge fleet was powered by 99 Company-owned towboats and 18 additional towboats operated exclusively for us by third parties. This is ten fewer owned boats and five more chartered boats than we operated at December 31, 2011. The size and diversity of our towboat fleet allows us, during normal river conditions, to deploy our towboats to areas of the Inland Waterways where they can operate most effectively. For example, our larger horsepower towboats typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Due to persistent drought conditions in the last six months of 2012, tow sizes have been restricted to 30 – 35 barges. Our medium horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for canal, shuttle and harbor services. On an ongoing basis we continue to assess our boat power needs and, as a result we sold ten boats in 2012. We currently have two boats which are being actively marketed and are included in assets held for sale. We expect to continue to consider the sale of boats that fall outside our expected power needs. A summary of the number of owned boats by power class is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Owned Boat Counts and Average Age by Horsepower Class.”

PORT AND TERMINAL OPERATIONS

To support our barge fleet, we operate port service facilities. ACLTS, a wholly owned subsidiary of the Company, operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for ACL, but also for third-party customers. ACLTS has active port service facilities in the following locations: Lemont, Illinois; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Vacherie, Louisiana (Armant fleet); Harahan, Louisiana, Houston, Texas and Memphis Tennessee.

ACLTS operates a coal receiving, storage and transfer facility in St. Louis, Missouri which receives and stores coal from third-party shippers who source coal from the Powder River Basin of Wyoming and ship, on our barges, to inland utilities or to the Gulf Coast for export.

Certain of our facilities also sublease land to vendors, such as fuel vendors, which reduces our costs and augments services available to our fleets and those of third parties. Our Lemont Terminal, with 48,000 square feet of covered storage and 35 acres for outside storage, provides direct access to main highways and a truck delivery radius including Iowa, Michigan, Indiana, Illinois, Wisconsin and Ohio. From this location we have the ability to distribute truck-to-barge and barge-to-truck multi-modal shipments of both northbound and southbound freight from the inland river system. In 2012 these ACLTS activities accounted for less than 3% of our consolidated external revenue.

COMPETITION

Transportation. Competition within the U.S. inland barging industry is diverse and includes integrated transportation companies and small operators, as well as captive fleets, owned by various U.S. power generating, grain, refining and petrochemical companies. Foreign competition within the industry is restricted due to the Jones Act, a federal cabotage law that restricts domestic non-proprietary-cargo marine transportation in the United States to vessels built and registered in the United States, manned by U.S. citizens and 75% owned by U.S. citizens (the “Jones Act”). Competition within the barging industry for major commodity contracts is significant, with a number of companies offering transportation services on the Inland Waterways. We compete with other carriers primarily on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services, information timeliness, quality of equipment, accessorial terms, freight payment terms, free days and demurrage days.

We believe our vertical integration provides us with a competitive advantage. By using our ACLTS barge and towboat repair facilities, ACLTS vessel fleeting facilities and our manufacturing segment’s barge building capabilities, we are able to support our core barging business and offer a combination of competitive pricing and high quality service to our customers. We believe that the size and diversity of our fleet allows us to optimize the use of our equipment and offer our customers a broad service area, at competitive rates, with a high frequency of arrivals and departures from key ports.

Since 1980 the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers. According to Informa, we had the fourth largest dry cargo barge fleet in the industry with 9.3% of the industry capacity as of December 31, 2012 and the second largest liquid cargo fleet with 10.8% of industry share. We believe our fleet size and diversity gives us a unique position in the marketplace that allows us to service the transportation needs of customers.

According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From 2006 through the end of 2012, the industry fleet, net of barges scrapped, increased by 5 dry cargo barges and 346 tank barges, ending 2012 at 17,794 dry and 3,188 liquid barges, for a total fleet size of 20,982, 9.1% below the 1998 level. This decline in the industry fleet size has resulted in a more favorable supply-demand dynamic for Inland Waterway freight transportation.

During 2012 the industry placed 745 and 205 new dry cargo and liquid barges, respectively, into service while retiring 947 and 114 dry cargo and liquid barges, respectively. The life expectancy of a dry cargo barge in our fleet is up to 35 years and a liquid barge in our fleet is up to 40 years, with the age of retirement depending on the physical condition of a barge and amount of reinvestment and repair. We also believe there will continue to be significant retirements from the industry’s existing dry cargo barge fleet the next three to six years. Competition is significant for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the industry fleet in each sector as of December 31, 2012.

TOP 5 CARRIERS BY FLEET SIZE*

(as of December 31, 2011)

Dry Cargo Barge Fleet	Dry	Average Age	Industry Share
Ingram Barge Company	4,436	15.7	24.9%
AEP River Operations	3,068	12.4	17.2%
American River Transportation Co.	1,962	16.2	11.0%
American Commercial Lines LLC	1,649	17.5	9.3%
Cargo Carriers, A business of Cargill, Inc.	1,275	12.7	7.2%

Top five	12,390	14.9	69.6%
Industry Total	17,794	14.5	100.0%

Liquid Cargo Barge Fleet	Dry	Average Age	Industry Share
Kirby Inland Marine, LP	841	18.1	26.4%
American Commercial Lines LLC	343	19.4	10.8%
Canal Barge Co., Inc.	239	11.7	7.5%
Marathon Petroleum Company LP	191	12.3	6.0%
Ingram Barge Company	189	30.4	5.9%

Top five	1,803	18.4	56.6%
Industry Total	3,188	17.2	100.0%

*	Source: Informa and Company. December 31, 2012
**	Dry Cargo Barges include covered and open dry barges.

Supply and Demand Dynamics in the Barging Industry. The inland barge freight market is influenced by a variety of factors, including the size of the Inland Waterways barge fleet, local weather patterns, domestic and international consumption of agricultural and industrial products, crop production, trade policies, the price of fuel and the price of steel. Freight rates in both the dry and liquid markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. Demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the relative economic attractiveness of barging as a means of freight transportation. Historically the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain such as corn and soybeans for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio-diesel and molasses. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. Grain rates and volume demand are also reactive to the freight cost spreads for grain export between west coast ports and through the gulf. Demand in our liquid and bulk commodity markets was significantly impacted by the recent recession, negatively impacting price, business mix and margin. Since mid-2010 demand has been improving and is currently more in line with industry capacity, though the second quarter 2011 extreme flooding prevented normal navigation ability. We continue to compete for available volume, while remaining focused on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost and most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers.

Manufacturing. The inland barge manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be our manufacturing segment’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with our manufacturing segment for the manufacturing of liquid tank barges. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment. We believe, based on data reported by River Transport News (published by Criton), that Jeffboat and one other competitor together comprise the significant majority of barge manufacturing capacity in the U.S. We also believe that the new dry barge builds required to replace retiring barges may strain the capacity of barge manufacturing during the next five years. According to industry data provided by Informa, from 2005 through 2012, Jeffboat’s brown water liquid and dry cargo barge production accounted for between 24% and 43% of the overall market production.

Seasonality

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Increased demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The transportation of grain in the spot market, including demurrage charges, represented 17.7% of our annual total transportation segment revenues for 2012 compared to 21.6% in 2011. Average grain tariff rates for the mid-Mississippi River, which we believe is generally a directional indicator of the total market, were 429% for the year ended December 31, 2012, and 461% for the year ended December 31, 2011. Despite the reduced grain volumes experienced in the last half of 2012 as a result of the severe drought conditions and their impact on the 2012 harvest, the rates experienced during that period were in line with five year averages, as the drought conditions also had the impact of reducing barge capacity on the Inland Waterways, resulting in upward pricing pressure in the market On average, for the last five-year period, the peak grain tariff rates have been almost double the trough rates for this river segment. Our achieved grain pricing, across all river segments, was down 2.1 and 11.9% in the quarter and year ended December 31, 2012.

The chart below depicts the seasonal movements in what we believe to be a directionally representative tariff rate over time for a river segment we track as part of the mid-Mississippi River. We do not track January and February for this segment due to significantly reduced volumes on the segment during that time frame.

Source: Internal data

Note that the 2012 rates were impacted by the protracted drought conditions experienced in a large portion of the Inland Waterway. Fertilizer movements are timed for delivery prior to annual planting, generally moving from late August through April. Salt movements are heaviest in the winter, when the need for road salt in cold weather regions drives demand, and are more ratable throughout the balance of the year as stockpiles are replaced. Overall demand for other bulk and liquid products delivered by barge is more ratable throughout the year.

Additionally, we have generally experienced higher expenses in the winter months, because winter conditions historically result in higher costs of operation and reduced equipment demand. The seasonal reduction in demand also permits scheduling major boat maintenance exacerbating higher costs during that period.

Our manufacturing segment’s costs are also subject to seasonal variations. Costs may increase with seasonal precipitation and winter temperatures, as extra shifts and overtime are required in certain cases to maintain production schedules.

EMPLOYEE MATTERS

Employee Count

	December 31,
Function	2012	2011
Administration (including Jeffboat)	164	163
Transportation services	1,342	1,326
Manufacturing	830	756

	2,336	2,245

As of December 31, 2012, we employed 2,336 people. Approximately 680 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2018. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 (“UMW”) at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

Insurance and Risk Management

We procure and manage insurance policies and provide claims management services for our subsidiaries internally through our risk management department. We are exposed to traditional hazards associated with our manufacturing and marine transportation operations on the Inland Waterways. A program of insurance is maintained to mitigate risk of loss to our property, vessels and barges, loss and contamination of cargo and as protection against personal injury to third parties and company employees. Our general marine liability policy and protection and indemnity policy insures against all operational risks for our marine activities. We also maintain a policy for pollution liability coverage and excess liability coverage above certain casualty risks. All costs of defense, negotiation and costs incurred in settling a claim, such as surveys and damage estimates, are considered insured costs. Our personnel costs involved in managing insured claims are not reimbursed and there is a retention on most policies that is consistent with industry standards. We evaluate our insurance coverage regularly. We believe that our insurance coverage is adequate.

GOVERNMENT REGULATION

General Our business is subject to extensive government regulation in the form of international treaties, conventions, federal, state and local laws and regulations, including laws relating to the discharge of materials into the environment. Because such laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required for our vessels depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2012, we had obtained all material permits, licenses and certificates necessary for operations.

Our transportation operations are subject to regulation by the U.S. Coast Guard, Environmental Protection Agency, federal laws and state laws.

The majority of our inland tank barges carry regulated cargoes. All of our inland tank barges that carry regulated cargoes are inspected by the U.S. Coast Guard and carry certificates of inspection. Towboats are subject to U.S. Coast Guard inspection and will be required to carry certificates of inspection once the associated regulations are promulgated by the U.S. Coast Guard. Our dry cargo barges are not subject to U.S. Coast Guard inspection requirements, but are now subject to Environmental Protection Agency inspection and reporting requirements.

Additional regulations relating to homeland security, the environment or additional vessel inspection requirements may be imposed on the barging industry.

Jones Act. The Jones Act is a federal cabotage law that restricts domestic non-proprietary cargo marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by U.S. citizens and owned by U.S. citizens. For a limited liability company to qualify as a U.S. citizen for the purposes of domestic trade, 75% of the company’s beneficial equity holders must be U.S. citizens. We currently meet all of the requirements of the Jones Act for our owned vessels.

Compliance with U.S. ownership requirements of the Jones Act is very important to our operations, and the loss of Jones Act status could have a significant negative effect on our business, financial condition and results of operations. We monitor the citizenship requirements under the Jones Act of our employees, boards of directors and managers and beneficial equity holders and will take action as necessary to ensure compliance with the Jones Act.

User Fees and Fuel Tax. Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax assessed upon propulsion fuel used by vessels engaged in trade along the Inland Waterways. These user fees are designed to help defray the costs associated with replacing major components of the waterway system, including dams and locks, and to build new projects. Significant portions of the Inland Waterways on which our vessels operate are maintained by the U.S. Army Corps of Engineers.

We presently pay a federal fuel tax of 20.1 cents per gallon of propulsion fuel consumed by our towboats in some geographic regions. In the future, user fees may be increased or additional user fees may be imposed to defray the costs of Inland Waterways’ infrastructure and navigation support. Increases in these taxes are normally passed through to our customers by contract, but are not always recoverable in spot markets.

Homeland Security Requirements. The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the U.S. Coast Guard of vessel and waterfront facility security plans (“VSP” and “FSP,” respectively). Our VSP and our FSP have been approved and we have complied with both since June 30, 2004. As a result, we are subject to continuing requirements to engage in training and participate in exercises and drills.

ENVIRONMENTAL REGULATION

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials, hazardous substances and wastes, the investigation and remediation of contamination, and other laws and regulations related to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have incurred and will continue to incur capital costs and other expenditures relating to such matters.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and analogous state laws, and the Oil Pollution Act of 1990 (“OPA 90”). We may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations. These laws typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by these environmental laws may be held responsible for all of the cleanup costs and damages incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including cleanup costs and damages resulting from environmental contamination.

A release or threatened release of hazardous substances or wastes, or other pollutants into the environment at or by our facilities, properties or vessels, as the result of our current or past operations, or at a facility to which we have shipped wastes, or the existence of historical contamination at any of our properties, could result in material liability to us. We conduct loading and unloading of dry commodities, liquids and scrap materials on and near waterways. These operations present a potential that some such material might be spilled or otherwise released into the environment, thereby exposing us to potential liability.

As of December 31, 2012, we had minimal reserves for environmental matters. Any cash expenditures that are necessary to comply with applicable environmental laws or to pay for any remediation efforts will therefore result in charges to earnings to the extent not covered by insurance. We may incur future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “Item 3. Legal Proceedings — Environmental Litigation.”

During 2012 the Chamber of Shipping of America recognized 71 of our boats with Certificates of Environmental Achievement for no reportable spills, no U.S. Coast Guard citations of MARPOL, no port state citation for violations of MARPOL and no violations of state or local pollution regulations for at least a two-year period. The average qualifying period for our recognized vessels was over five years.

OCCUPATIONAL HEALTH AND SAFETY MATTERS

Our vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2012, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.

We endeavor to reduce employee exposure to hazards incident to our business through safety programs, training and preventive maintenance efforts. We emphasize safety performance in all of our operating subsidiaries. We believe that our safety performance consistently places us among the industry leaders as evidenced by what we believe are lower injury frequency levels than those of many of our competitors. We have been certified in the American Waterway Operators Responsible Carrier Program, which is oriented to enhancing safety in vessel operations. During 2012 the Chamber of Shipping of America recognized 56 of our boats with the prestigious Jones F. Devlin Safety Achievement Award for self-propelled merchant vessels that have operated for two full years or more without a crew member losing a full turn at watch because of an occupational injury. The average qualifying period for our recognized vessels was almost four years.

INTELLECTUAL PROPERTY

We register our material trademarks and trade names. Our trademark and trade name registrations in the United States are for a ten-year period and are renewable every ten years, prior to their respective expirations, as long as they are used in the regular course of trade. We believe we have current intellectual property rights sufficient to conduct our business.

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

Risks Relating to Our Industry

North American or global recession or other economic crises may have a detrimental impact on our business.

Although we cannot predict the extent, timing or ramifications, we believe that economic crises, such as a recession in the United States, heighten the following risks.

Demand and pricing for our services — Demand for our services is directly related to the overall demand for the commodities which we transport. An economic crisis would lessen the demand for such commodities and would, in turn, reduce the demand for our services. This reductions would likely result in a less favorable supply/demand mix of barges, which could result in reduced rates for our services, particularly in the spot markets. Such lower rates could negatively impact our revenues and financial condition in our transportation segment. This loss of demand has also and could continue to result in tow-size and barge positioning inefficiencies. The resulting stagnation in the freight markets also could delay investment decisions by customers of our manufacturing segment.

Credit availability to our customers and suppliers — We believe that many of our customers and suppliers rely on liquidity from operative global credit markets. If credit availability is restricted for these customers, demand for our products and services may be constricted resulting in lower revenues and barge production backlogs and we may not be able to enforce contracts or collect on outstanding invoices.

Investment market risk — We have significant costs associated with our pension plan, which is dependent on many factors including the return on plan assets and discount rates Declines in the value of plan assets or lower than assumed returns over time, as well as further declines in our discount rate could increase required expense provisions and required cash contributions under the plan. See Note 4 to the accompanying consolidated financial statements included elsewhere in this Form 10-K for disclosures related to our employee benefit plans.

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, domestic and international coal demand and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business that is typically booked under spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. Coal, particularly for export, has recently been an increasing part of our business. Coal contracts are typically longer term contracts, however, the volume shipped is dependent on many factors including coal prices and global weather. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargos and vessels available for transport affects the freight transportation rates that we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry suffered from an oversupply of barges relative to demand for barging services for many years following the boom in barge production in the late seventies and early eighties. Oversupply conditions may recur due to a variety of factors, including a more permanent drop in demand, overbuilding, delays in scrapping or extension of use through refurbishing of barges approaching the end of their life expectancies. We believe a significant percentage of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next few years. If retirement occurs, demand for barge services is at normal levels and new builds do not replace retired capacity, we believe that barge capacity may be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge until volume demand returns.

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

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including our customers’ cost and availability of debt financing, cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. In 2011 and throughout 2012, we were able to increase pricing and plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs. If however, demand for new barge construction diminishes or the recovery does not continue, we may not be able to maintain or increase pricing over our current levels.

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

Our contracts for manufacturing segment production generally contain steel price adjustments or are priced to included the carrying costs of steel purchased for the project. Although the price of steel has declined from peak levels seen in 2008, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider any material increase in steel prices prohibitive to ordering, which could have an adverse effect on demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

Fuel expenses represented 23.8% of transportation revenues in both of the years ended December 31, 2012 and 2011, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45-day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. We also have contracts that do not contain such clauses, including most grain contracts, or where the clauses do not fully cover increased fuel pricing. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs that exceed our projected cost of fuel. At December 31, 2012, the market value of our fuel price swaps represented an asset of less than $0.1 million. Assuming no further changes in market value prior to settlement dates in 2013, this amount will be credited to operations as the fuel is used.

Our cash flows are negatively impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing.

We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism does not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases. This low margin business accounted for approximately $53.4 million, $49.6 million and $37.6 million of revenues in 2012, 2011 and 2010, respectively. The margin impact of this contract was largely offset by purchase accounting recognition of the liability under this contact; however such accounting did not mitigate the cash flow impact of the contract.

All of our grain shipments are generally made under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest and the extent of demand for dry barge services in the non-grain dry bulk market.

The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. These circumstances may reduce the margins we are able to realize on grain movements during 2013. Revenues from grain volumes were 18%, 22% and 30% of our total transportation segment revenues in 2012, 2011 and 2010, respectively.

We are subject to adverse weather and river conditions, including droughts, floods and marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. Such conditions typically increase our repair and other operating costs. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf of Mexico region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2012, we experienced significant disruption to our operations as a result of low water conditions on the Inland Waterways as a result of the severe drought conditions experienced across much of the United States. During 2011, our operations were adversely impacted by severe flooding conditions and our Memphis terminal experienced significant damage due to this flooding. Idle weather-related barge days were 1,266, 27,644 and 14,752 days during 2012, 2011 and 2010, respectively. We experienced a significant decrease in 2012 as a result of lack of flooding throughout the system. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished or delayed harvest, the demand for barging services will likely decrease.

Marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills or vessel sinkings, can effectively close sections of the Inland Waterways to marine traffic.

Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. Adverse weather conditions caused weather-related lost production days of 31.0, 58.2 and 52.5 during 2012, 2011 and 2010, respectively.

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

Litigation and claims are pending relating to a collision on July 23, 2008, involving one of our tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. For additional information, see ‘Item 3 Legal Proceedings.’

Adequate access to capital could impact our ability to maintain our fleet and impact revenue generation.

Our life expectancy for dry barges in our fleet is 35 years, with the age of retirement depending on the physical condition of a barge and amount of reinvestment and repair. As of December 31, 2012, approximately 28% of our dry cargo barges had reached 30 years of age, down from 40% in 2011 due to significant fleet investment and barge retirement activity throughout the year. As a dry cargo barge approaches 35 years of age, absent significant reinvestment and repair, the cost to maintain and operate these barges may increase such that it becomes more cost effective for the barges to be sold for scrap. The average age of our liquid fleet is 19.4 years, well below the life expectancy of 40 years. We expect to continue our maintenance program to ensure fleet integrity and optimize utilization, although access to capital may be required as it is capital intensive.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the terms of our credit facility and therefore we would be required to obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

At December 31, 2012, we had approximately $212.1 million of floating rate debt outstanding, representing the outstanding balance of borrowings under our senior secured asset-based revolving credit facility (“Credit Facility”). Each 100 basis point increase above the interest rate in effect at December 31, 2012 would increase our annual cash interest expense by approximately $2.1 million.

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

In 2012, our largest customer accounted for approximately 6.9% of our revenue and our largest ten customers accounted for approximately 32.1% of our consolidated revenue. Many of our customers were significantly affected by the recent recession and we anticipate that some of our customers may continue to struggle in 2013. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay or perform, we could experience a significant loss of revenue.

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

From time to time, we evaluate and may acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital and negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically diverse organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

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

As of December 31, 2012, approximately 680 employees were represented by unions. Most of these unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires April 1, 2018. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires on December 31, 2013.

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

As of December 31, 2012, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of December 31, 2012, we had minimal reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

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

These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Item 3. Legal Proceedings” for additional information.

Our manufacturing segment can be impacted if tax policy and stimulus programs are changed to no longer incent capital investment.

Due to the significant cost of any new barge, if tax policy or stimulus programs change, so as not to incent capital investment, our manufacturing segment production could be impacted as customers delay purchase decisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Properties

We operate numerous land-based facilities in support of our marine operations. These facilities include a major manufacturing shipyard in Jeffersonville, Indiana; terminal facilities for cargo transfer and handling at St. Louis, Missouri, Lemont, Illinois and Memphis, Tennessee; port service facilities at Lemont, Illinois,

St. Louis, Missouri, Cairo, Illinois, Baton Rouge, Louisiana, Vacherie, Louisiana, Harahan, Louisiana, and Houston, Texas; boat repair facilities at St. Louis, Missouri, Harahan, Louisiana and Cairo, Illinois; and a corporate office complex in Jeffersonville, Indiana. For the properties that we lease, the majority of leases are long term agreements. The map below shows the locations of our primary transportation and manufacturing facilities, along with our Inland Waterways routes. The most significant of our facilities among these properties, all of which we own, except as otherwise noted, are as follows:

•

Our manufacturing segment’s shipbuilding facility in Jeffersonville, Indiana is a large single-site shipyard facility on the Inland Waterways, occupying approximately 80 acres of owned land and approximately 6,267 feet of frontage on the Ohio River. There are 32 buildings on the property comprising approximately 318,020 square feet under roof. In addition, we lease an additional four acres of land under leases expiring in 2015.

•

ACLTS’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2020. The lease may be terminated with one-year advance notice by ACLTS. Additional parcels in use include property of BNSF under leases that either party can terminate with 30 days prior written notice.

•

ACLTS operates a terminal in Memphis, Tennessee that offers direct transfer barge to truck services for liquid commodities. ACLTS leases an easement to this facility that expires in 2018. Either party may cancel the lease with 90 days prior written notice.

•

ACLTS’s Armant facilities located in Vacherie, Louisiana, occupies approximately 482 acres, with approximately 10,726 feet of river frontage. An additional 3,840 feet of river frontage is provided under a lease expiring in 2014. The facility provides barge fleeting and shifting, barge cleaning and repairs on the Mississippi River as part of our Gulf Fleet Operations.

•

ACLTS’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 900 feet of owned river frontage. In addition, we lease approximately 22,400 feet of additional river frontage under various leases expiring between 2013 and 2020. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside towboat repair.

•

ACLTS’s Tiger Fleet near Baton Rouge (Port Allen), Louisiana, operates on approximately 97 acres, with an estimated 3,300 feet of river frontage. An additional 13,700 lineal feet of riverfront fleeting space is provided under a lease expiring in 2016. This facility provides barge fleeting and shifting services and is adjacent to our joint venture investment known as T. T. Barge Services Mile 237, L.L.C., that provides barge cleaning and repair services.

•

ACLTS’s facilities in St. Louis, Missouri, operates two owned parcels, one being approximately 3.2 acres, with an estimated 600 linear feet of riverfront, and an additional 7.3 acres with approximately 1,393 linear feet of adjoining waterfront footage leased under an agreement expiring in 2021. The facility provides fleeting and shifting services, boat repair and maintenance, plus warehouse services for vessels.

•

ACLTS’s operations at Harahan, Louisiana are located on approximately 156 acres with an estimated 7,067 feet of riverfront. The facility is the base of operations for our Gulf Operations, including barge shifting and fleeting, boat and barge maintenance and repairs. An additional 4,749 lineal feet of river frontage for shifting and fleeting is leased under various leases expiring between 2013 and 2016.

•

ACLTS’s Houston (Channelview), Texas facility is located on approximately 32 acres with 1,796 feet of riverfront. Improvements include an estimated 6,400 square foot office building. An additional 29.4 acres of waterfront property along the Lost Lake Disposal Area, adjacent to the Houston Ship Channel, for shifting and fleeting, complements this facility, under a lease agreement expiring in 2028.

•

ACLTS’s facilities in Lemont, Illinois occupy approximately 81 acres, including approximately 10,000 feet of river frontage, under various leases expiring between 2016 and 2044. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River, along with a 48,000 square foot, climate controlled warehouse, providing a terminal for bulk, non-bulk and break-bulk warehousing and stevedoring services.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet of office space.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

The nature of our business exposes us to the potential for legal proceedings relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. (“IQ”) filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware (the “Delaware Court”). Among other things, the appraisal petition seeks a judicial determination of the fair value of IQ’s 250,000 shares of common stock pursuant to 8 Del. C. § 262, and order by the Delaware Court directing ACL to pay IQ fair value of its shares as of the effective date of the Acquisition, taxes, attorney’s fees, and costs and interest from the effective date of the Acquisition through the date of the judgment. A trial was held in October 2012. The Company recently received a ruling in which the Court did not specify a number, but explained what inputs the parties should use to determine the fair value. The Company filed a Motion for Reargument. Funds sufficient to pay the acquisition price of the stock are held in a paying agent account. While it is not possible at this time to determine the specific outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, results of operations or cash flows.

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

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named in various lawsuits stemming from an incident on July 23, 2008, involving one of ACL LLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. ACL completed the cleanup of the oil spill and is processing claims properly presented, documented and recoverable under the Oil Spill Act of 1990 (“OPA 90”). A recent ruling by the United States District Court for the Eastern District of Louisiana held that ACL was not at fault for the incident. This ruling does not exonerate ACL from the liabilities under OPA 90. ACL LLC has filed a Notice of Appeal, Laurin Maritime (America) Inc., Laurin Maritime AB, Whitefin Shipping Company Limited, M/V TINTOMARA, and Anglo-Atlantic Steamship Company Limited has filed a Notice of Cross-Appeal. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-ev-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill and to certain claimants for damages cognizable under OPA90, a civil penalty under the Clean Water Act in an amount to be determined at trial as well as a claim for natural resources damages. ACL and ACL LLC have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities relating to the spill are significant, we believe the company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

There is no public trading market for the common stock of the Company.

Dividends

The Company declared and paid cash dividends of $1.0 and $242.1 million during the fiscal years 2012 and 2011, respectively. The Company did not declare or pay any cash dividends in fiscal years 2009 or 2010. The Company’s Credit Facility, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20.0 million allowance for such payments, does limit the payment of cash dividends to a level equal to half of CBL’s cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $0.5 at December 31, 2012, and, since July 1, 2009, there is $858 of available cumulative consolidated net income through December 31, 2012. No new capital contributions or equity offerings were made in fiscal 2012.

Equity Compensation Plans

On April 12, 2011, Finn, the indirect parent of ACL I, adopted the Finn Holding Corporation 2011 Participation Plan (the “Participation Plan”) to provide incentive to key employees of Finn and its subsidiaries by granting performance units to key stakeholders, including the Company’s named executive officers, to maximize Finn’s performance and to provide maximum returns to Finn’s stockholders. The Participation Plan may be altered, amended or terminated by Finn at any time. Under the Participation Plan, the value of the performance units is related to the appreciation in the value of Finn from and after the date of grant. The performance units vest over a period specified in the applicable award agreements. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company. These qualifying events are described below. The Compensation Committee for the Participation Plan (the “Committee”) determines who is eligible to receive an award, the size and timing of the award and the value of the award at the time of grant. The performance units generally mature according to the terms approved by the Committee and set forth in a grant agreement. Payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Participation Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Participation Plan, unless sooner terminated pursuant to the terms of the Participation Plan.

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by terminating executives resulting in 11,385,000 outstanding. During the year ended December 31, 2012, 17,595,000 units were issued and 920,000 forfeited, resulting in 28,060,000 outstanding awarded units. Since the grant date for an award of equity instruments is the date that an employee begins to benefit from or be adversely affected by subsequent changes in the price of the employer’s equity shares and due to the fact that there is no active market for Finn shares the awards and the fact that the Participation Plan is amendable and terminable by Finn at any time the grant date has not been deemed to have occurred, Further, since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized as of December 31, 2012, nor will be until a grant date is deemed to have occurred and the qualifying event(s) becomes probable and can be estimated. At no time during the year did the outstanding grants exceed the maximum authorized units. Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Participation Plan. The Company accounts for grants made pursuant to this Participation Plan in accordance with FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). It is anticipated that since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense will be recognized until the qualifying event(s) becomes probable and can be estimated.

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”). According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.

Prior to 2009, share-based awards were made to essentially all employees. The company’s predecessor restructured its compensation plans in 2009 and share-based awards were granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in 2012, 2011 and 2010. No share-based awards were granted under this Plan in 2012 or 2011.

For all share-based compensation under the Plan, as participants render service over the vesting periods, expense is recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant. Adjustments to estimated forfeiture rates are made when actual results are known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates become evident.

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14.3 million was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment for Finn by the Company was recorded as an element of the intercompany receivable balance on the consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At December 31, 2011, 8,799 shares were available under the Plan for future awards, but there is no expectation that any further awards will be granted under the Plan.

During the three months ended March 31, 2011, after the issuance of $250.0 million of unsecured PIK Notes by ACL I (See Notes 2 and 6), Finn declared a dividend of $258.50 per share for each outstanding share. The dividend was paid to Finn shareholders during the quarter ended March 31, 2011. This reduced Finn’s initial capitalization from $460.0 million to $201.5 million.

Per the terms of the Plan, in the event of such dividend, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3.7 million to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3.7 million payment was made by the Company and increased the related receivable from Finn.

After the payouts to the executives, during the three months ended March 31, 2011, the Company declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse the Company for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan.

The table below outlines the number of shares of Finn common stock that are subject to outstanding options and stock unit awards granted under the Plan, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under the current stock compensation plans. The numbers in the table are as of December 31, 2012.

Equity compensation plans	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Approved by stockholders	3,026	52.78	8,799
Not approved by stockholders	—	—	—

	3,026	52.78	8,799

(1)	Includes 690 restricted stock units. All remaining restricted stock units and performance share units are time vested units that vest on various anniversary dates of the grant dates through 2013. These shares do not carry an exercise price and therefore are not included in the weighted average exercise price.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables sets forth our selected historical consolidated financial operating and cash flow information for the fiscal years ended December 31, 2012 and 2011 and for the period December 22 to December 31, 2010 and financial position date as of December 31, 2012, 2011 and 2010. The Company had no operations prior to December 22, 2010.

However, because the Company is a holding company with substantially no business operations, revenues, operating expenses, assets, or liabilities other than the capital stock of ACL, debt related to the PIK Notes and associated interest expense and income tax benefits thereof, additional presentation of the consolidated results of operations and financial position of the Company’s wholly owned subsidiary’s predecessor performance (including its consolidated subsidiaries) has been included for comparative purposes. The 2012 audited consolidated financial statements of CBL have been supplementally included in this 10K. The selected historical consolidated balance sheet data as of December 31, 2008 and 2009 and the historical summary consolidated statement of operations and cash flow data for the years ended December 31, 2008 and 2009 and the period from January 1, 2010 to December 21, 2010 were derived from the audited consolidated financial statements of CBL. The selected historical consolidated balance sheet data as of December 31, 2010, 2011, and 2012 and the statement of operations and cash flow data for the period from December 22, 2010 to December 31, 2010 and the years ended December 31, 2011 and 2012 have been derived from the audited consolidated financial statements of the ACL I. For clarity, the CBL data for periods prior the Acquisition and have been labeled “CBL Predecessor” as they do not contain the adjustments required by U.S. GAAP to recognize the Company’s assets and liabilities at their fair values at the date of the Acquisition and post-Acquisition capitalization.

The Company believes that this presentation continues to have comparative value due to the limited impact of new basis accounting on the December 22 to December 31, 2010 period the Company has elected to present a non-GAAP summation of predecessor and successor results for 2010 (“Combined 2010”) for purposes of comparison of Results of Operations of 2011 to 2010 in MD&A. Where significant, the impacts of new basis accounting have been specifically outlined in that discussion. The selected consolidated financial date should be read in conjunction with the CBL and ACL I consolidated financial statements and with MD&A.

	CBL Predecessor			ACL I Corporation
	Fiscal Years Ended December 31,		Jan. 1. 2010 to	Dec. 22, 2010 to	Fiscal Years Ended December 31,
	2008	2009	Dec. 21, 2010	Dec. 31, 2010	2011	2012

Statement of Operating Data:
Transportation and Services revenue	$897,272	$620,860	$613,065	$19,602	$721,095	$687,178
Manufacturing revenue	254,794	215,546	85,054	4,986	131,842	124,379

Total revenue	1,152,066	836,406	698,119	24,588	852,937	811,557
Operating expenses:
Materials, supplies and other	304,858	225,647	212,567	6,311	239,653	192,973
Rent	23,345	21,715	20,222	570	27,856	26,658
Labor and fringe benefits	118,737	115,998	122,462	3,102	114,812	113,432
Fuel	227,489	122,752	117,372	3,986	171,607	163,698
Depreciation and amortization	47,255	48,615	41,737	2,532	101,016	96,347
Taxes, other than income taxes	14,855	14,072	11,741	330	12,344	11,316
Gain on property dispositions	(954)	(20,282)	(9,021)	—	(2,022)	(9,013)
Cost of goods sold - services	—	—	—	(1)	—	—
Cost of goods sold - manufacturing	242,309	189,565	82,504	4,838	127,871	111,343

Cost of sales	977,894	718,082	599,584	21,668	793,137	706,754
Selling, general and administrative expenses	72,298	65,328	43,554	8,095	56,130	43,744

Total operating expenses	1,050,192	783,410	643,138	29,763	849,267	750,498

Operating income	101,874	52,996	54,981	(5,175)	3,670	61,059
Other income	2,273	1,259	313	19	968	865
Interest expense	26,788	40,932	37,923	805	58,109	66,929
Debt retirement expenses	2,379	17,659	8,701	—	—	—

Income (loss) from continuing operations before income taxes	74,980	(4,336)	8,670	(5,961)	(53,471)	(5,005)
Income taxes (benefit)	27,243	(1,148)	5,540	628	(20,847)	(2,606)

Income (loss) before discontinued operations	47,737	(3,188)	3,130	(6,589)	(32,624)	(2,399)
Discontinued operations, net of tax(a)	274	(8,870)	620	(46)	489	26

Net income (loss)	$48,011	$(12,058)	$3,750	$(6,635)	$(32,135)	$(2,373)

	CBL Predecessor Fiscal Years Ended December 31,		ACL I Corporation Fiscal Years Ended December 31,
	2008	2009	2010	2011	2012
Statement of Financial Position Data:
Cash and cash equivalents	$1,217	$1,198	$3,707	$1,388	$3,407
Accounts receivable, net	138,695	93,295	83,518	87,368	76,859
Inventory	69,635	39,070	50,834	62,483	50,930
Working capital(b)	75,735	35,097	45,342	27,560	(1,920)
Property and equipment, net	554,580	521,068	979,655	935,576	1,035,367
Total assets	879,133	761,241	1,259,272	1,204,791	1,269,637
Long-term debt, including current portion	419,970	345,533	385,152	644,829	728,382
Stockholders’ equity	198,591	207,941	428,956	126,722	115,019

	CBL Predecessor			ACL I Corporation
	Fiscal Years Ended December 31,		Jan. 1. 2010 to	Dec. 22, 2010 to	Fiscal Years Ended December 31,
	2008	2009	Dec. 21, 2010	Dec. 31, 2010	2011	2012
Other Data:
Net cash provided by operating activities	$120,480	$128,852	$55,372	$8,032	$63,453	122,755
Net cash used in investing activities	(104,207)	(6,537)	(39,195)	(1,735)	(65,764)	(176,055)
Net cash (used in) provided by financing activities	(20,077)	(122,334)	5,093	(25,058)	(8)	55,319
EBITDAR from continuing operations(c)	172,447	122,524	115,016	(1,880)	128,861	178,639
Capital expenditures	97,892	33,226	57,798	—	70,414	242,968

	Fiscal Years Ended December 31,
	2008	2009	2010	2011	2012
Towboats (at period end)	152	140	129	122	117
Barges (at period end)	2,645	2,510	2,411	2,277	1,992
Ton-miles from continuing operations affreightment	35,361,326	34,024,295	30,962,150	31,117,357	28,353,046
Ton-miles from continuing operations non-affreightment	4,100,050	3,077,305	2,884,304	3,637,026	3,410,393

a)	In all periods presented the operations of EBDG and Summit businesses, on a net of tax basis, have been presented as discontinued operations. The 2009 net of tax loss resulted primarily from the impairment and subsequent loss on sale of Summit
b)	We define working capital as total current assets minus total current liabilities.
c)	EBITDAR represents net income before interest, income taxes, depreciation, amortization and long-term boat and barge rents, as reconciled to net income below. EBITDAR provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance, (ii) it is one of the measures used by our management team to make day-to-day operating decisions, (iii) certain management compensation is based upon performance metrics which include EBITDAR as a component, (iv) it is used by securities analysts, investors and other interested parties as common performance measure to compare results across companies in our industry and (v) covenants in our debt agreements contain financial ratios based on EBITDAR. For these reasons we believe EBITDAR is a useful measure to represent to our investors and other stakeholders.

The following table reconciles net income from continuing operations to EBITDAR from continuing operations.

	CBL Predecessor			ACL I Corporation
	2008	2009	Jan. 1. 2010 to Dec. 21, 2010	Dec. 22, 2010 to Dec. 31, 2010	2011	2012
Income (loss) from continuing operations	$47,737	$(3,188)	$3,130	$(6,589)	$(32,624)	(2,399)
Interest income	(145)	(66)	(3)	—	(163)	(19)
Interest expense	29,167	58,591	46,624	805	58,109	66,929
Depreciation and amortization	50,113	52,139	44,978	2,857	108,944	101,351
Income Taxes (Benefit)	27,243	(1,148)	5,540	628	(20,847)	(2,606)
Long-term boat and barge rent	18,332	16,196	14,747	419	15,442	15,383

EBITDAR from continuing operations	$172,447	$122,524	$115,016	$(1,880)	$128,861	178,639

EBITDAR is not calculated or presented in accordance with U.S. GAAP and other companies in our industry may calculate EBITDAR differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. EBITDAR should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

EBITDAR has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles. Some of these limitations are:

EBITDAR does not reflect our current or future cash requirements for capital expenditures;

EBITDAR does not reflect changes in, or cash requirements for, our working capital needs;

EBITDAR does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDAR does not reflect any cash requirements for such replacements; and

Other companies in our industry may calculate EBITDAR differently than we do, limiting its usefulness as a comparative measure.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors included in “Item 1A. Risk Factors” of this annual report on Form 10-K as well as the items described under the heading “Cautionary Statement Regarding Forward-Looking Statements” of this annual report on Form 10-K for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

INTRODUCTION

This MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of ACL I Corporation. MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying consolidated financial statements and footnotes. Unless the context provides otherwise references herein to 2012, 2011 and 2010 refer to our fiscal years ended December 31, 2012, 2011 and 2010, respectively. MD&A is organized as follows:

•

Overview. This section provides a general description of the Company and industry as well as developments the Company believes is important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•

Results of Operations. This section provides an analysis of the Company’s results of operations for 2012 compared to 2011 and an analysis of the Company’s results of operations for 2011 compared to 2010. In connection with the Acquisition the purchase price has been allocated in these statements as of the Acquisition date and results of operations for the year ended December 21, 2011 and the 10 day period ending on December 31, 2010 have been separately stated in the consolidated financial statements herein. All amounts in these financial statements designated “CBL Predecessor” refer to periods prior to the Acquisition and all amounts designated ACL I refer to periods after the Acquisition. See Note 14 of the accompanying consolidated financial statements for further information.

•

Presentation of Financial and Other Information. On December 21, 2010, pursuant to the terms of the Agreement and Plan of Merger, dated as of October 18, 2010 (the “Merger Agreement”), by and among Finn Holding Corporation, a Delaware corporation (“Parent” or “Finn”), Finn Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub” or “Finn Merger”), and ACL, Merger Sub was merged with and into ACL (the “Merger”), with ACL continuing as the surviving corporation and a wholly owned subsidiary of ACL I, a wholly owned subsidiary of Parent. References to the “Acquisition” in this filing of Form 10-K collectively refer to the Merger and related transactions. Predecessor results for Commercial Barge Line Company (“CBL”), the sole wholly owned subsidiary of ACL for periods prior to the Acquisition (“CBL Predecessor”) have been presented separately from results for ACL I for Successor results subsequent to the Acquisition (“Successor”).

The CBL Predecessor financial statements do not reflect the effects of the accounting for, or the financing of, the Acquisition. Although ACL I was incorporated on October 13, 2010, it had no assets or liabilities and no operations prior to the Acquisition. Accordingly, this filing on Form 10-K contains ACL I consolidated financial statements that present the results of the ACL I’s operations for the fiscal years ended December 31, 2012 and 2011 and the 10-day period ending December 31, 2010.

Because the Acquisition was consummated on December 21, 2010, elsewhere in this Form 10-K we have included the consolidated financial statements of CBL as of and for the years ended December 31, 2012 and 2011 and the 10-day period from December 22, 2010 through December 31, 2010 as well as consolidated financial statements of CBL Predecessor, as of and for the period from January 1, 2010 to December 21, 2010. CBL Predecessor financials for January 1, 2010 through December 21, 2010 combined with ACL I financials for December 22, 2010 through December 31, 2010 are referred to as “Combined 2010.” As ACL I is a holding company with no business operations, revenues, expenses, assets or liabilities other than the capital stock of ACL, CBL’s results prior to December 21, 2010 reflect what the historical results of operations of ACL I would have been other than with respect to the effects of accounting for, and the financing of, the Acquisition. Accordingly, for the purposes of providing the most meaningful presentation to investors and for facilitating the discussion of 2011 compared with Combined 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have included the results for CBL Predecessor for the period prior to the Acquisition and the Issuer for periods subsequent to the Acquisition.

•

Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2012, and an analysis of the Company’s cash flows for the years ended December 31, 2012, 2011 and 2010. This section also provides information regarding certain contractual obligations.

•	Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

•

Critical Accounting Policies. This section describes accounting policies that are considered important to the Company’s financial condition and results of operations require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in Note 1 to the accompanying consolidated financial statements.

•

Quantitative and Qualitative Disclosures about Market Risk. This section describes our exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

All dollar values in this section, unless otherwise noted, are denoted in millions.

OVERVIEW

The Industry

Transportation Industry. While freight movements on the domestic waterways represent a substantial portion of U.S. ton-mile volume, ranking third in 2006 at 15.1% behind rail (49.8%) and truck (34.7%), these movements represent a much smaller portion (1%) of the $735 billion domestic freight market when ranked by dollar value. We believe the highly favorable comparison of revenue per ton-mile is one of the best illustrations of the advantages of shipping freight over the waterways as compared to other transportation modes. In addition to being significantly more cost effective, shipping freight via barge is more energy efficient and safer than transporting via rail or truck. These advantages have contributed to the selection of barging as a transportation option particularly for high volume,less time sensitive freight, such as dry bulk and liquid commodities.

Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies, the price of steel, the availability of capital and general economic conditions.

We believe that barge transportation on the Inland Waterways is the most cost efficient, environmentally friendly and safest method of moving freight in the U.S. as compared to railroads or trucks. Historically, a typical Lower Mississippi River tow of 40 barges has the carrying capacity of approximately 640 railcars or approximately 2,800 tractor-trailers, and is able to move 576 ton-miles per gallon of fuel compared to 413 ton-miles per gallon of fuel for rail transportation or 155 ton-miles per gallon of fuel for truck transportation. In addition, when compared to inland barges, trains and trucks produce significantly greater quantities of certain air pollutants. Carbon dioxide emissions for trains are 39% greater than barge emissions and carbon dioxide emissions for trucks are 371% greater than barge emissions when moving equivalent amounts of freight over equivalent distances. Based on “A Modal Comparison of Freight Transportation Effects on the General Public” by the Texas Transportation Institute, Center for Ports and Waterways, barge transportation is also the safest mode of U.S. freight transportation, based on the percentage of injuries per ton-mile transported. Inland barge transportation predominantly operates away from population centers, which generally reduces both the number and impact of waterway incidents.

“Item 1. The Business — Competition”, discusses recent trends regarding the industry barge fleet.

Competition continues to be intense for barge freight transportation volumes. The top five carriers (by fleet size) of dry and liquid barges comprised approximately 69.6% and 56.6% of the respective industry fleet in each sector as of December 31, 2012. The demand drivers for freight and freight pricing on the Inland Waterways are discussed in detail in “Item 1. The Business — Competition.” For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for 2012, 2011 and 2010 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry: Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterways system and in ocean-going trade. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s, there has only recently been a resurgence in the demand for new barges as older barges are retired. More recently the demand for shipment of higher North American crude oil production is also driving demand. This heightened demand may ultimately increase the competition within the segment over the longer term. Since the second half of 2010, we have seen an increase in demand for new barge construction for incremental tank barge capacity for our transportation segment, replacement of our retiring capacity and from external customers. We believe that the availability of bonus depreciation under the Internal Revenue Code was partially responsible for increases in our demand in 2012 and 2011, and, will help drive demand in 2013. We believe that given our existing backlog and current plans for construction for our transportation segment we will be at our desired capacity through 2013.

Consolidated Financial Overview

For the year ended December 31, 2012, the Company had a net loss of $2.4 million compared to net losses of $32.1 million and $6.6 million for the year ended December 31, 2011 and the period December 22, 2012 to December 31, 2010, respectively.

As noted in Item 6. Selected Financial Data we have combined the results of the Company and its wholly owned subsidiary’s predecessor for the 2010 full year in order to most efficiently explain the 2012 to 2011 and the 2011 to 2010 comparisons. We feel that this is appropriate, given the insignificance of the net impact of new basis accounting to the 2010 full year (as noted in the table of the after-tax impacts) due primarily to the shortness of the ten-day CBL Successor period during calendar 2010 in comparison to 2011 full year results. The following table also highlights the after-tax impacts of non-cash purchase accounting impacts and other non-comparable items between years. In the Results of Operations discussions that follow, these items, where material, are separately discussed.

	Year Ended December 31,
	2012	2011	Combined 2010
Purchase price impact on:
Depreciation and amortization	$(35.1)	$(40.4)	$(1.2)
Steel and fuel inventory	—	(2.6)	(0.2)
Favorable leases and unfavorable contracts	5.3	4.7	0.1
Acquisition debt premium	3.5	3.9	0.1
Gain/loss on disposal	(18.5)	(3.9)	—
Investments at equity	(0.2)	(0.2)	—

Sub-total after-tax impact of Acquisition	$(45.0)	$(38.5)	$(1.2)

Restructuring charges (consulting and management fees)	$(7.3)	$(11.9)	$—
Insurance gain on 2011 flood claim	7.2	—	—
Acquisition transaction costs	—	—	(8.8)
Reduction in force charges	—	(2.8)	(0.3)
Partial recovery of customer bankruptcy	—	0.5	—
Interest Expense	(41.9)	(40.5)	(24.3)
Debt retirement expenses	—	—	(5.4)
Asset management (gains, impairment, scrapping)	24.1	5.0	9.0

Sub-total after-tax impact of non-comparable items	$(17.9)	$(49.7)	$(29.7)

Total non-comparable items and impact of Acquisition purchase price accounting	(62.9)	(88.2)	(30.9)
All other operating results	60.5	56.1	28.0

Net Loss	$(2.4)	$(32.1)	$(2.9)

As noted in the above table, the comparability of the periods was significantly impacted by the new basis accounting subsequent to the Acquisition for the full year in both 2012 and 2011 and for the ten-day Successor period during 2010. Differences in the new basis accounting between 2012 and 2011 resulted from lower depreciation and amortization, primarily driven by sales and retirements of assets during 2012. These sales and retirements also drove the increase in 2012 of the new basis impact on gain/loss on disposal. To a lesser extent the absorption of new basis write-ups of Acquisition date fuel and steel inventories in 2011 also impacted comparability.

The most significant of the other non-comparable items was the higher level of gains on disposal computed on a pre-acquisition basis, driven by the sale of ten boats and scrapping of 445 total barges in 2012, which were significantly more than in either 2011 or 2010. Other items include Acquisition transaction costs in 2010 and restructuring costs in 2011 and 2012. The restructuring costs were primarily consulting costs and management fees. Both the Acquisition transaction costs and the restructuring costs are elements of the change in selling, general and administrative expenses, more fully discussed in Results of Operations. The comparability of 2012 to the other years was also impacted by a significant insurance gain realized on a terminal property that was damaged in the 2011 flooding. Additionally the reduction in force charges was higher in 2011 than in either 2010 or 2012, reflecting higher payments to separating executives in that year.

The Company

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges and other vessels, including ocean-going liquid tank barges. We currently operate in two business segments, transportation and manufacturing. We are the fourth largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the Inland Waterways, accounting for 9.3% of the total inland dry cargo barge fleet and 10.8% of the total inland liquid cargo barge fleet as of December 31, 2012 according to Informa. We disposed of 378 active dry barges during 2012, which resulted in our drop from third in the industry ranking in terms of number of dry barges operated.

Our manufacturing segment was the second largest manufacturer of brown-water barges in the United States in 2012 according to Criton industry data.

Our equity interests in EBDG were sold in the fourth quarter of 2011 and its results of operations have been reclassified to discontinued operations in all periods presented. EBDG, which we acquired during the fourth quarter of 2007, was much smaller than either the transportation or manufacturing segment and was not significant to the primary operating segments of the Company.

Management evaluates performance based on a variety of measures, including segment earnings, which is defined as operating income and Adjusted EBITDAR, which is defined and reconciled to net income in this overview. We believe that Adjusted EBITDAR is one measure of our core operating performance.

Adjusted EBITDAR from continuing operations was $232.0 million, $174.2 million and $144.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The $57.8 million improvement from 2011 to 2012 was driven by several factors, including net loss decrease of $29.8 million, drought adjustment of $43.9 million and offset by gains from boat sales of ($13.2) million and insurance proceeds of ($11.4) million.

The $29.5 million improvement from 2010 to 2011 was attributable to $61.1 million increase in depreciation added back to calculate EBITDA, offset by increased net loss of $29.3 million.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies for the year ended December 31, 2012. Intercompany sales are transferred at the lower of cost or fair value.

A more detail review of the segments follows.

Transportation

The transportation segment produces several significant revenue streams derived from a variety of contractual arrangements more fully discussed in Item 1. Customers and Contracts.

Key operating statistics regarding our transportation segment for the years ended December 31, 2012, 2011 and 2010 are summarized in the following table:

	Year Ended December 31, 2012	% Change to 2012	Year Ended December 31, 2011	% Change to 2011	Combined Year Ended December 31, 2010

Ton-miles (000’s):
Total dry	26,442,748	(9.1%)	29,081,617	0.7%	28,883,577
Total liquid	1,910,298	(6.2%)	2,035,740	(2.1%)	2,078,573

Total affreightment ton-miles	28,353,046	(8.9%)	31,117,357	0.5%	30,962,150
Total non-affreightment ton-miles	3,410,393	(6.2%)	3,637,026	26.1%	2,884,304

Total ton-miles	31,763,439	(8.6%)	34,754,383	2.7%	33,846,454

Average ton-miles per affreightment barge	15,280	10.1%	13,876	4.1%	13,325

Rates per ton mile:
Dry rate per ton-mile		(4.1%)		11.8%
Fuel neutral dry rate per ton-mile		(6.5%)		4.8%
Liquid rate per ton-mile		10.0%		17.6%
Fuel neutral liquid rate per-ton mile		7.0%		3.8%
Overall rate per ton-mile	$16.38	(1.8%)	$16.68	12.4%	$14.84
Overall fuel neutral rate per ton-mile	$15.96	(4.3%)	$15.51	4.5%	$14.41

Revenue per average barge operated	$321,863	4.6%	$307,634	19.7%	$257,078

Fuel price and volume data:
Fuel price	$3.15	6.9%	$2.94	34.4%	$2.19
Fuel gallons	52,038	(10.7%)	58,297	5.4%	55,305

Revenue data (in thousands):
Affreightment revenue	$463,924	(10.4%)	$518,041	13.0%	$458,572
Non-affreightment revenue
Towing	43,565	(8.6%)	47,670	32.9%	35,867
Charter and day rate	116,707	35.2%	86,298	31.7%	65,549
Demurrage	35,551	(20.8%)	44,900	8.5%	41,370
Other	27,431	13.4%	24,186	(22.8%)	31,310

Total non-affreightment revenue	223,254	9.9%	203,054	16.6%	174,096

Total transportation segment revenue	$687,178	(4.7%)	$721,095	14.0%	$632,668

2012 compared to 2011

Our transportation segment’s revenue stream within any year typically reflects the variance in seasonal demand, with revenues historically earned in the first half of the year lower than those earned in the second half of the year. However for 2012 normal seasonality of the last half of the year was impacted by severe drought conditions in the Midwestern United States. These conditions negatively affected water levels throughout the Inland Waterways and the grain harvest disrupting normal operations and decreasing revenue. The drought lead to extremely low Mississippi River levels limiting the amount of cargo that could be carried and thereby reducing tons per barge. The Company’s dry cargo affreightment ton miles declined by 9.1% during the current year compared to 2011. This decline in tons transported resulted in a direct reduction in EBITDAR of $22.6 million for the year. Additionally, the number of barges per tow was reduced along the Mississippi River in the most seriously impacted river segments, between St. Louis and Vicksburg, as part of an industry-wide agreement aimed at controlling disruptions to the flow of traffic on the river. As a result, the Company required more tow boats in service to deliver the same equivalent amount of freight based upon number of barges per tow. The cost of this excess towing capacity during the year was $8.0 million. Finally, river conditions led to more traffic disruptions on the Mississippi River south of St. Louis, resulting in a reduced turn of the Company fleet assets. As a result, the Company was required to use more tow boat power to deliver booked freight during the quarter and the slower turn also impacted the number of revenue earning days on the barge fleet. The impact of these incremental costs and lost profit totaled $10.9 million during the year.

The drought also reduced grain products from predicted record levels at planting to levels not seen since the 1970’s per Criton. As a result of the smaller harvest surplus demand has pressured per ton-mile rates downward by 11.9% while the Company’s total grain ton-miles were down 12.4%.

In 2012 our transportation segment transported a total of approximately 31.8 billion ton-miles, with 28.4 billion ton-miles transported under affreightment contracts and 3.4 billion ton-miles transported under towing and day rate contracts. In total this was a decrease of 3.0 billion ton-miles or (8.6%) compared to 2011. We estimate the drought had a direct result of reducing 2012 ton-miles transported by 5% or 1.7 billion ton miles. We believe that ton-miles, which are computed based on the extension of tons by the number of miles transported, are the best available volume measurement for the transportation business and are a key part of how we measure our performance.

Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2012 grain transportation represented 24.1% of affreightment ton miles while coal represented 32.6 % and other dry cargoes, including a variety of cargo segments such as steel, salt, alumina, fertilizers, cement, ferro alloys, ore, gypsum and coal, represented 36.6%.

We also transport liquid cargo, such as chemicals, petroleum, ethanol, edible oils and other liquid commodities, which represented 6.7% of 2012 transportation segment of affreightment ton miles.

For the year ended December 31 2012, non-affreightment revenues increased over the prior year by $20.2 million, or 9.9%, primarily due to, on average, 23 additional barges in charter services in 2012 compared to prior year, and higher day-rate towing and dry charter rates and increased terminal service revenues.

During 2012 we incurred approximately 1,200 lost barge days compared to approximately 28,000 in the same period of the prior year. Although the drought impacted operations as previously noted, it did not result in lost barge days whereas consistent heavy rains in 2011 exacerbated the high water impacts of substantial winter snowfalls in the northern United States, resulting in above flood stage conditions throughout the Inland Waterways for over two months in the 2011 second quarter.

Our barging operations are complemented by marine repair, maintenance and port services (e.g., demurrage, towing, charter, scrapping, fleeting, shifting, cleaning and repairing of barges and towboats) located strategically throughout the Inland Waterways, which represented 32.5% of transportation segment revenues for 2012, up from 28.2% in 2011.

2011 compared to 2010

Total affreightment volume measured in ton-miles increased in the year ended December 31, 2011, to 31.1 billion compared to 31.0 billion in the same period of the prior year. Higher ton-mile volume in the first and third quarters of 2011 were almost fully offset by the lower ton-mile volumes in the second quarter as a result of the unseasonable flooding and slightly lower fourth quarter volume. This resulted in ton-mile volume for the year ended December 31, 2011, up only 0.5%.

For the year ended December 31 2011, non-affreightment revenues increased by $29.0 million, or 16.6%, primarily due to 16 additional chartered barges in 2011 compared with 2010 and higher charter/day-rate, towing and demurrage, partially offset by lower scrapping revenue.

During 2011 we lost over 10,000 more barge days versus prior year. The consistent heavy rains exacerbated the high water impacts of substantial winter snowfalls in the northern United States, resulting in above flood stage conditions throughout the Inland Waterways for over two months in the 2011 second quarter.

In addition to the impact of the lost barge days, much of the Inland Waterways throughout the duration of the flooding was subject to daylight-hours operations only and tow-size restrictions. We estimate that the flood event drove lower revenue and higher costs with a negative margin impact of approximately $16.6 million at our run rate prior to the flooding and $10.4 million at the prior year’s run rate. Normal river operating conditions resumed in mid-July.

Data regarding changes in our barge fleet for the fourth quarter of 2012 and the past three years ended December 31, 2012, are summarized in the following table.

Barge Fleet Changes
Barges - Current Quarter	Dry	Tankers	Total
Barges operated as of the end of the 3rd qtr of 2012	1,665	334	1,999
Retired (includes reactivations)	(33)	(3)	(36)
New builds	18	12	30
Purchased	—	3	3
Change in number of barges leased	(1)	(3)	(4)

Barges operated as of the end of the 4th qtr of 2012	1,649	343	1,992

Barges - Last three years	Dry	Tankers	Total
Barges operated as of the end of 2009	2,149	361	2,510

Retired	(127)	(36)	(163)
New builds	75	—	75
Purchased	—	6	6
Change in number of barges leased	(11)	(6)	(17)

Barges operated as of the end of 2010	2,086	325	2,411

Retired	(171)	(11)	(182)
New builds	65	2	67
Purchased	—	—	—
Change in number of barges leased	(19)	—	(19)

Barges operated as of the end of 2011	1,961	316	2,277

Retired	(378)	(16)	(394)
New builds	95	35	130
Purchased	0	11	11
Change in number of barges leased	(29)	(3)	(32)

Barges operated as of the end of 2012	1,649	343	1,992

Owned Boat Counts and Average Age by Horsepower Class

Data regarding our boat fleet at December 31, 2012, is contained in the following table.

Horsepower Class	Number	Average Age
1950 or less	32	34.0
Less than 4650	23	37.0
Less than 6250	31	35.6
6800 and over	13	33.8

Total/overall age	99	35.1

In addition to the 99 owned boats detailed above, the Company had 18 chartered towboats operated exclusively for us by third parties. This is ten fewer owned boats and five more chartered boat than we operated at December 31, 2011. We sold ten boats during the year. We currently have an additional two boats which are being actively marketed and are included in assets held for sale. The average life of a boat (with refurbishment) exceeds 50 years.

Manufacturing

In 2012, the manufacturing segment produced a total of 300 barges, six fewer than produced in 2011. The change in the mix of barges produced for both our transportation segment and third parties is summarized in the table below.

In 2012, we lost 31.0 production days due to weather compared to 58.2 in 2011. While in 2011, total lost production days were 58.2 days, 5.7 days more than in 2010.

Our external backlog was $52.4 million at December 31, 2012, representing 92 barges for 2013 production compared to a backlog of $101.2 million at December 31, 2011.

Manufacturing built 10 more dry barges, two more liquid barges, and thirty one fewer deck barges for external customers in 2012. In addition manufacturing built 20 fewer dry barges and 33 more liquid tank barges for use in the Company’s transportation segment than in the prior year.

Our external backlog was $101.2 million at December 31, 2011.

Manufacturing segment units produced for sale or internal use:

	Years ended December 31,
	2012	2011	Combined 2010
External sales:
Liquid tank barges	2	—	7
Ocean tank barges	—	—	2
Deck barges	—	31	34
Dry cargo barges	218	208	97

Total external units sold	220	239	140

Internal sales:
Liquid tank barges	35	2	—
Dry cargo barges	45	65	75

Total units into production	80	67	75

Total units produced	300	306	215

Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME (LOSS) TO ADJUSTED EBITDA AND EBITDAR RECONCILIATION

( Unaudited — In thousands)

	Year Ended December 31,
	2012	2011	Combined 2010(a)

Consolidated Net Income (Loss)	$(2,373)	$(32,135)	$(2,885)
Less Discontinued Operations, Net of Income Taxes	26	489	574

Net Income (Loss) from Continuing Operations	(2,399)	(32,624)	(3,459)

Adjustments from Continuing Operations:
Interest Income	(19)	(163)	(3)
Interest Expense	66,929	58,109	38,728
Debt retirement expenses	—	—	8,701
Depreciation and Amortization	101,351	108,944	47,835
Taxes	(2,606)	(20,847)	6,168

EBITDA from Continuing Operations	163,256	113,419	97,970

Adjustments from Continuing Operations for EBITDAR:
Long-term Boat and Barge Rents	15,383	15,442	15,166

EBITDAR from Continuing Operations	178,639	128,861	113,136

Adjustments from Discontinued Operations:
Interest Income	—	(18)	—
Depreciation and Amortization	—	74	278
Taxes	—	156	—

EBITDA from Discontinued Operations	26	701	852

Adjustments from Discontinued Operations for EBITDAR:

EBITDAR from Discontinued Operations	26	701	852

Consolidated EBITDAR	178,665	129,562	113,988

Other Adjustments to EBITDAR
Other Non-cash or Non-comparable charges included in net income:

Continuing Ops
Share Based Compensation	260	5,030	8,877
Other restructuring/acqusition-related costs and consulting	3,315	16,162	11,140
Purchase accounting impact on boat/barge gains	29,563	5,815	—
Gain on excess boat sales	(13,240)	—	—
Insurance gain on 2011 flood claims	(11,442)	—	—
Drought, flood and other costs	44,907	18,351	11,523

Total Continuing Ops	53,363	45,358	31,540

Adjusted EBITDAR from Continuing Ops	232,002	174,219	144,676

Discontinued Ops
Merger Related and Consulting Expenses	—	20	87

Total Discontinued	0	20	87

Adjusted EBITDAR from Discontinued Ops	26	721	939

Adjusted Consolidated EBITDAR	$232,028	$174,940	$145,615

(a)	Includes approximately $1.1 million in additional expenses resulting from new basis accounting in the ten-day period ended December 31, 2010. This impact by line item is as follows:

Fuel	0.3

Depreciation and amortization	1.7

Interest expense	(0.2)

Income tax (benefit)	(0.7)

Total	1.1

As a performance and management tool, we believe that EBITDAR, earnings before interest, taxes, depreciation, amortization, long-term boat and barge rents and debt retirement expenses, provides relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. We consider EBITDAR to be a meaningful indicator of core operating performance and we use it as a means to assess the operating performance of our business segments. We believe that our use of long-term leases to fund the construction and acquisition of revenue-producing assets is a financing decision and therefore we exclude rents related to such arrangements from this measure for its internal analyses.

In order to more accurately compare year over year performance of our core business, we make certain adjustments to EBITDAR for items we do not consider indicative of our core operating functions or ongoing operating performance to reach Adjusted EBITDAR. We consider EBITDAR and Adjusted EBITDAR to be meaningful indicators of core operating performance and we use it as a means to assess the operating performance of our business segments. EBITDAR and Adjusted EBITDAR provide management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. We believe that our use of long-term leases to fund the construction and acquisition of revenue-producing assets is a financing decision and therefore we exclude rents related to such arrangements from this measure for its internal analyses. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate.

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

OUTLOOK

During the fourth quarter of 2012 the Company experienced a decline in transportation segment revenue of over $26 million, or 13.1 % compared to the same period of 2011, driven by a 27.2% reduction in grain ton mile volume. However, the 23.4% Adjusted EBITDAR margin before consideration of any weather impact declined by only 4.3% from the prior year quarter which had included no weather adjustments. Including the estimated $17.2 million of the drought impact we actually improved our Adjusted EBITDAR for the quarter compared to last year by $2.5 million to $58.1 million, yielding a 5.6 percentage point increase in our Adjusted EBITDAR margin. For the year, this trend was even more marked, with an improvement in Adjusted EBITDAR of $55.8 million on a transportation revenue base that was nearly $34 million lower, a 9.2% increase in Adjusted EBITDAR margin. The Company believes its ability to continue to deliver improved operating performance and earnings is the direct result of our execution of the operating priorities that we have been driving for the past two years – maintain a focused distribution footprint within our core operating network, reduce non-value miles, invest wisely to improve the reliability of our equipment and provide a safe environment for our teammates to deliver on our productivity initiatives.

During the fourth quarter, the Company continued to experience adverse operating conditions associated with the severe drought which began during the late second quarter of 2012. Operating conditions on the inland waterways gradually improved during the fourth quarter as some much needed precipitation throughout the Ohio River Valley and Lower Mississippi River area at key points aided recovery of the river system. These improved weather patterns resulted in river conditions in these regions that allowed us to begin operating at near-normal barge drafts and tow sizes as we entered 2013. Conditions on the Mississippi River between St. Louis and Cairo, Illinois continued to disrupt operations in that area as well as at our St. Louis coal transfer terminal; however, we are seeing those conditions improve as well with some late-January 2013 precipitation. As a result, we believe that we will no longer experience drought-related operating constraints by the end of the first quarter of 2013 and that the negative financial impact of these challenges will then be behind us.

The Company has previously announced that it has entered into new contractual agreements with MEG Energy (US) Inc. and SeaRiver Maritime, Inc. (“SeaRiver”), further extending the Company scope within the fast growing petroleum distribution market. The Company has identified the petroleum market as a significant growth opportunity for the Company, and has aggressively pursued new opportunities in this space. The Company believes with the opportunities it has earned to work with both MEG Energy and SeaRiver under these new agreements and the anticipated additions of new liquid tank barges to our fleet during 2013, we will move more than 60 million barrels of crude oil, refined petroleum products, chemicals and other liquid products on an annualized basis, greatly increasing our market position in this fast-growing sector.

The Company continues to see opportunities in the energy sector, as North American oil production continues to rise. Tank barge capacity in the industry continues to be in tight supply and the new relationships with MEG Energy and SeaRiver will allow the Company to immediately realize the earnings benefit of the new tank barges that will be completed by Jeffboat during the first half of 2013. North American production of natural gas will continue to support a pricing environment that will support growing chemical production in the US, further increasing the demand for tank barge capacity.

While low natural gas prices will pressure domestic coal volumes as domestic utilities increase their use of gas powered generation, the Company believes that its exposure to this is mitigated as its sole domestic coal contract is dependent upon Powder River Basin coal, which is the most cost competitive coal versus natural gas. The Company remains cautious on our opportunities in the export coal market in the near term due to negative volume pressure resulting from high coal inventories in Europe and continued downward pricing pressure on open barge capacity in the US. A significant majority of the Company’s dry bulk cargo business is contracted, and as such, will be relatively stable, subject to some nearby variation as the US economy continues to gain its footing.

The Company expects that it will continue to suffer the effects of the 2012 drought through the first half of 2013, as grain stockpiles available for export have fallen off significantly from historic levels. This reduction in available product has also driven domestic prices to levels that are not competitive in the international export markets, thereby putting further downward pressure on export volumes. The Company currently expects that domestic plantings will again be at historic levels in 2013, and that we may see improved dynamics in this sector when the first harvested acres reach market in the early third quarter.”

The Company believes that it entered 2013 positioned very well to respond to improved operating and market conditions as a result of the investments made in our fleet assets over the past 18 months. The Company has eliminated nearly 450 of our poorest performing barges from our fleet and has invested over $90 million in our fleet of tow boats, greatly improving their reliability, towing capacity and fuel efficiency. In addition, the Company invested $66 million in new tank barges to take advantage of the strong market fundamentals in that sector and similarly will invest an additional $23 million in 2013 to support contracted business in this space. Despite the magnitude of these investments, the Company entered 2013 with significant liquidity, with $177 million of availability on our line of credit.” The Company estimates that capital spending for 2013 will be in the range of $40 million to $50 million, excluding the $23 million that will be spent to complete the new barge construction referred to above.

Some of our strategic initiatives are further defined in the segment descriptions in the balance of this “Outlook” section.

We believe the Company possesses several competitive strengths.

Leading Market Positions. Based on 2011 industry data provided by Informa we are the fourth largest provider of dry cargo barge transportation and the second largest provider of liquid cargo barge transportation on the Inland Waterway System in the United States. We are also the second largest manufacturer of brown-water barges in the United States. In 2012, we built approximately 23.1% of the industry’s dry cargo barges and 14.2% of liquid tank barges. We believe that these positions provide us with significant competitive advantages in generating revenues and managing costs.

Proven Ability to Manage Cash Flow. We are actively managing our cost structure to achieve profitability and cash flow, while continuing to re-invest in our business. We generated $122.8 million, $63.5 million and $8.0 million in cash from operating activities in the years ended December 31, 2012, 2011 and the period December 22, 2010 to December 31, 2010, respectively. This was sufficient cash flow to re-invest in the fleet and service our indebtedness

To enhance cash flow for fleet re-investment and to maintain moderate debt levels, we are continuing to optimize our overhead cost structure. We have reduced continuing selling, general and administrative expenses by $12.4 million, or 22.1%, during the year ended December 31, 2012 as compared to 2011, primarily due to reduction in restructuring and management changeover expenditures. We are also improving our transportation operating cost structure.

We also have the ability to manage the timing of new barge builds for the transportation segment and build barges at lower costs than our competitors through our in-house manufacturing capabilities at Jeffboat. As a result of these in-house capabilities, we do not have to enter into purchase commitments to procure new barges as we can schedule the building of barges when barge freight market demand and investment returns warrant, while continuing to build third-party barges at attractive margins.

Management Expertise. Our management team has detailed knowledge of each of our businesses and end markets, and their depth of experience will help us continue to improve our competitive position. Our management team has considerable experience in the transportation and diversified industrial sectors, previously holding various leadership positions with such companies as AEP/Memco. Our senior management team is among the most qualified in the industry with an average of more than 20 years of relevant industry experience.

Strong Customer Base. We have a diverse and stable customer base, including high quality industrial and agricultural companies in the United States. We enter into a variety of contracts with these customers, ranging from single spot movements to renewable one-year contracts and multi-year extended contracts. Our largest customers include Cargill, Inc., Nucor Steel, North American Salt Company, Shell Chemical Company/Shell Trading Company, Styrolution America LLC, Celtic Marine, Alcoa, Inc. Archer Daniels Midland Co. and Consolidated Grain & Barge Company. Our relationships with our top ten customers range between five and thirty years in length. In 2012, our largest customer accounted for approximately 8.2% of transportation segment revenue and the top 10 customers combined represented approximately 41.8% of transportation segment revenue.

Favorable Industry Fundamentals. Based on “A Modal Comparison of Freight Transportation Effects on the General Public” by the Texas Transportation Institute, Center for Ports and Waterways, barge transportation is the least expensive mode of moving freight, and also benefits from the highest fuel efficiency, best safety record and lowest emissions, relative to rail and truck. The barge transportation industry has demonstrated in recent years, and is expected to continue to demonstrate in a normal demand environment, favorable supply and demand fundamentals resulting in an attractive rate environment and high fleet utilization.

The increasing demand for shipment of North American crude oil production is also driving demand. As a result, we have seen an increase in demand for new barge construction for incremental tank barge capacity for our transportation segment. According to industry forecast, approximately 2,500 dry tank barges will be built in the next two years.

Favorable Regulatory Environment. The Company and the industry in which it operates benefit from a regulated competitive landscape. Specifically, the Jones Act, a federal cabotage law enacted in 1920, requires all vessels transporting cargo between covered U.S. ports, subject to limited exceptions, to be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. As a result, we and our competitors in the U.S. are largely insulated from foreign competition.

Low-Cost and Flexible Sourcing. Historically, our transportation segment has been one of Jeffboat’s significant customers, providing us the ability to source barges at competitive prices, as well as providing a guaranteed supply of barges in a tight manufacturing environment. It also provides the ability to build new barges for internal use only when demand warrants and financial returns are attractive. Unlike our competitors, we do not have to lock into new build contracts in advance.

Our objective is to continue providing high quality service and products to our customers, while sustaining profitable growth through the principal strategies outlined below:

Productivity and Cost Control. In our transportation segment, we are focused on rightsizing our fleet and improving barge and boat efficiency to drive profitability. We expect to improve profitability through a disciplined approach that optimizes our barge fleet size and mix and our traffic network. We have and will continue to upgrade our aging dry hopper fleet over the next few years with selective capital investment to reduce the average age of our dry fleet, which is expected to drive higher barge utilization and profitability and reduce barge maintenance and downtime costs. Due to our in-house sourcing through Jeffboat, we can time these upgrades to coincide with industry demand and as new hoppers are required. We also plan to continue tightening our footprint on the Inland Waterways in which we operate, to reduce nonrevenue-producing days and increase our overall loaded miles percentage. We believe this increased traffic density, focused on existing high margin routes and customers, and patterned to service the high margin liquid and bulk businesses, will increase barge productivity and further strengthen EBITDAR margins.

We also have numerous other efficiency and productivity initiatives underway including (1) continuing to improve our fuel consumption efficiency through improved boat operating procedures and boat engine efficiency, (2) the consolidation of our fleeting locations to reduce costs and improve traffic flow, (3) further streamlining our overhead structure to eliminate costs, including costs associated with having been a public company, (4) further reduce average staffing levels on boats by eliminating non-essential functions, (5) improving average tow sizes per boat and tons loaded per barge to increase freight hauling capacity at minimal incremental cost, (6) improving our supply chain sourcing processes, (7) in-sourcing barge and boat maintenance and repair functions at our existing facilities and (8) strategically making investment in technology to improve the information we have to manage the business and to allow us to manage at a lower ongoing cost.

In our manufacturing segment, we are focused on establishing an infrastructure that optimizes our production capabilities and efficiencies, to maximize profitability and return on capital.

Focus on Cash Flow Generation and Prudent Capital Investment. As we mentioned above, we intend to continue our aggressive cost control efforts in order to improve margins and cash flow, optimize our operations and position us for sustained profitability in the future. As the demand for our services improves in response to the macro-economic improvement, we intend to utilize our operating cash flow to reinvest in areas that we determine to have attractive rates of return, while maintaining leverage levels. We have made over half a billion in aggregate capital expenditures from 2005 to December 31, 2012, and we will undertake key capital investment projects over a five-year horizon, including upgrades to our dry hopper fleet with selective replacements and utilizing an approximate dry barge replacement ratio of one new barge for every two barge retirements. We also anticipate that we will continue to fund a portion of the investment in new barges through the selective sale of boats no longer necessary due to our improvements in boat utilization, improved tow sizes and reduced overall fleet size.

High Quality Business Portfolio. We continually strive to maintain an optimal freight and manufacturing product mix across our transportation and manufacturing segments, one that is focused on securing profitable, ratable, long-term contractual business operating with an optimized barge fleet. The strategy for the transportation segment is to increase the proportion of our revenues derived from higher margin and more ratable liquids and bulk businesses, enabling us to be more opportunistic in quoting spot business. We intend to continue pursuing a comprehensive sales and marketing program towards freight that has traditionally been moved by barge, as well as freight that is currently moved by rail and truck. We intend to partner with key strategic customers to move products in freight lanes that are attractive to us.

In our manufacturing segment, we intend to capitalize on increasing market demand for replacement dry hoppers over the next few years and selectively build tank barges and ocean going vessels. We are employing the same market-based contractual pricing approach to securing new contracts at Jeffboat as we do in our transportation segment. Our goal is not to focus on the quantity of barges produced, but rather on building barges that optimize our production capabilities and efficiencies, while maximizing EBITDAR. Our external backlog was $52.4 million at December 31, 2012, representing 92 barges for 2013 production compared to a backlog of $101.2 million at December 31, 2011. This backlog excludes barges expected to be built for our transportation business.

Safety and Environmental Stewardship. We believe we are an industry leader in environmental, health, safety and security management. We are committed to continually improving our environmental and safety performance. In 2009, we began the implementation of certain strategic initiatives that we believe will guide our company to the highest levels of performance in our almost 100 years of operating on the Inland Waterways. The first of these initiatives is the drive to zero injuries, accidents and incidents. While we are proud of the fact that we lead the industry in safety based on benchmark safety statistics from the American Waterways Operators and the Bureau of Labor Statistics, we believe that the only acceptable number when it comes to injuries, accidents and incidents is zero. Our commitment to the environment is also one of our key operating priorities. We are a member of the American Chemistry Counsel’s Responsible Care Program, which requires its members to: (i) adopt the Responsible Care management system for relevant portions of their operations; (ii) obtain an independent certification that their systems have been fully implemented and function according to professional standards; (iii) measure and publicly disclose compliance with these standards and systems and (iv) implement a Responsible Care Security Code. We have also initiated a drive to zero spills, zero violations and zero impact on the environment.

During 2012 the Chamber of Shipping of America recognized 56 of our boats with the prestigious Jones F. Devlin Safety Achievement Award for self-propelled merchant vessels that have operated for two full years or more without a crew member losing a full turn at watch because of an occupational injury. The average qualifying period for our recognized vessels was almost four years.

During 2012 the Chamber of Shipping of America recognized 71 of our boats with Certificates of Environmental Achievement for no reportable spills, no U.S. Coast Guard citations of MARPOL, no port state citation for violations of MARPOL and no violations of state or local pollution regulations for at least a two-year period. The average qualifying period for our recognized vessels was over five years

RESULTS OF OPERATIONS

Year ended December 31, 2012 compared to Year ended December 31, 2011

The following table illustrates the operating results from the year ended 2012 to 2011. All amounts are in thousands except where notes and unaudited.

				% of Consolidated Revenue
	Year Ended Dec. 31,			Year Ended
	2012	2011	Variance	2012	2011
REVENUE
Transportation and Services	$687,178	$721,095	$(33,917)	84.7%	84.5%
Manufacturing (external and internal)	209,459	171,477	37,982	25.8%	20.1%
Intersegment manufacturing elimination	(85,080)	(39,635)	(45,445)	(10.5%)	(4.6%)

Consolidated Revenue	811,557	852,937	(41,380)	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	635,373	719,456	(84,083)
Manufacturing (external and internal)	200,205	169,446	30,759
Intersegment manufacturing elimination	(85,080)	(39,635)	(45,445)

Consolidated Operating Expense	750,498	849,267	(98,769)	92.5%	99.6%

OPERATING INCOME
Transportation and Services	51,805	1,639	50,166
Manufacturing (external and internal)	9,254	2,031	7,223
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	61,059	3,670	57,389	7.5%	0.4%

Interest Expense	66,929	58,109	8,820
Other Income	(865)	(968)	103

Loss Before Income Taxes	(5,005)	(53,471)	48,466

Income Taxes (Benefit)	(2,606)	(20,847)	18,241
Discontinued Operations	26	489	(463)

Net Loss	$(2,373)	$(32,135)	$29,762

Domestic Barges Operated (average of period beginning and end)	2,135	2,344	(209)

Revenue per Barge Operated (Actual)	$321,863	$307,634	$14,229

Revenue. Consolidated revenue in 2012 decreased by $41.1 million to $811.6 million, a 4.9% decrease compared with $852.9 million for 2011.

The decrease in Transportation segment revenue of 4.7% to $687.2 million during the current year compared to 2011, was a result of the persistent, severe drought conditions experienced over the second half of the year, which impacted drafts, boat speed, tow size and grain ton mile volume. As discussed in more detail in the Overview section above, we transported a total of approximately 31.8 billion ton-miles in 2012, a decrease of 8.6% over prior year. We estimate the drought had a direct result of reducing ton-miles transported by 5% or 1.7 billion ton miles. Transportation volume related losses were partially offset by gains in non-affreightment revenue which increased 9.9%, the growth led by increases in charter day rate and unit tow revenue.

Revenues per average barge operated increased 4.6% in the year ended December 31, 2011, compared to the same period of the prior year. Overall Transportation revenues decreased approximately 6.5% on a fuel neutral basis in the year ended December 31, 2012 compared to the same period of the prior year. The decrease was driven by volume decrease in grain, related to the drought, and steel and steel input and other bulk decreases; partially offset by gains in petroleum.

Manufacturing segment revenue decreased 5.7% to $124.4 million during the current year compared to 2011 due to a significant portion of capacity being allocated to produce barges for internal fleet upgrade. The manufacturing segment produced 220 total barges compared to 239 in 2011 for external customers.

Operating Expense. Consolidated operating expense decreased by $98.8 million, or 11.6%, to $750.5 million in 2012 compared to the same period of 2011. The decrease was driven by a $27.2 million reduction in boat and barge repairs, higher gains from sale of equipment of $7.0 million, $5.8 million full price/efficiency, $7.6 million lower depreciation and amortization, $12.4 million lower selling, general and administrative costs, $11.4 million insurance gain, $3.9 million lower incentive compensation and lower volume related costs.

Manufacturing operating expenses decreased by $14.7 million due primarily to 19 fewer external barges produced in 2012 versus prior year. In 2012, total lost production days were 31.0 days, 27.2 days fewer than in 2011.

Operating Income. Consolidated operating income increased by $ 57.4 million to $61.1 million in 2012 compared to 2011. Operating income in the transportation segment increased by $50.2 million and by $7.2 million in the manufacturing segment.

The manufacturing segment had operating income of $9.2 and $2.0 million in 2012 and 2011, respectively. The operating income as in 2012 rose $7.2 million despite a revenue decrease of $7.5 million, operating expenses decreased $14.7 million due to reduction in external production of 19 barges and increased efficiency.

Interest Expense and Debt Retirement Expenses. Interest expense increased 15.2% to $66.9 million in 2012 compared with 2011, primarily due to increase of $31.2 million in the PIK Notes, due to issuance of additional PIK Notes in lieu of cash interest.

Income Tax Expense. The effective tax rate in 2012 was distorted by the discrete tax item for a change in IRS Administrative Procedures related to an IRS Revenue Procedure regarding transaction success fees which increased the benefit by $1.9 million. Remaining expense/benefit represents the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing full year income in 2012 compared to 2011 loss before taxes.

Net Income (Loss). The net income was higher in 2012 due to the reasons noted above.

Year ended December 31, 2011 compared to Year ended December 31, 2010

The following table illustrates the operating results from the year ended 2011 to 2010. All amounts are in thousands except where noted and are unaudited. Data for the year ended December 31, 2010 represents Combined 2010 as previously defined in Item 6. Selected Financial Data.

				% of Consolidated Revenue
	Year Ended December 31,	Combined Year Ended December 31,		Year Ended December 31,	Combined Year Ended December 31,
	2011	2010	Variance	2011	2010
REVENUE
Transportation and Services	$721,095	$632,667	$88,428	84.5%	87.5%
Manufacturing (external and internal)	171,477	122,627	48,850	20.1%	17.0%
Intersegment manufacturing elimination	(39,635)	(32,587)	(7,048)	(4.6%)	(4.5%)

Consolidated Revenue	852,937	722,707	130,230	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	719,456	582,827	136,629
Manufacturing (external and internal)	169,446	122,661	46,785
Intersegment manufacturing elimination	(39,635)	(32,587)	(7,048)

Consolidated Operating Expense	849,267	672,901	176,366	99.6%	93.1%

OPERATING INCOME
Transportation and Services	1,639	49,840	(48,201)
Manufacturing (external and internal)	2,031	(34)	2,065

Consolidated Operating Income	3,670	49,806	(46,136)	0.4%	6.9%

Interest Expense	58,109	38,728	19,381
Debt Retirement Expenses	—	8,701
Other Expense (Income)	(968)	(332)	(636)

(Loss) Income Before Income Taxes	(53,471)	2,709	(56,180)

Income Taxes (Benefit)	(20,847)	6,168	(27,015)
Discontinued Operations	489	574	(85)

Net Loss	$(32,135)	$(2,885)	$(29,250)

Domestic Barges Operated (average of period beginning and end)	2,344	2,461	(117)
Revenue per Barge Operated (Actual)	$307,634	$257,077	$50,557

The comparability of the periods was significantly impacted by the new basis of accounting subsequent to the Acquisition for the full year in 2011 and for the ten-day CBL Successor period during 2010. The push-down of the purchase price allocation resulted in after-tax non-comparable net charges of approximately $38.5 million in the year ended December 31, 2011. The 2010 impact was due to the fact that the Acquisition occurred and, therefore new basis accounting was only in place for 10 days during that year.

Comparability for the annual periods was also impacted by the inclusion of an estimated $6.4 million negative after-tax margin impact of the record 2011 second quarter flooding which did not occur in the prior year.

Revenue. Consolidated revenue in 2011 increased by $130.2 million to $852.9 million, an 18.0% increase compared with $722.7 million for Combined 2010.

Transportation revenue in 2011 increased by $88.4 million or 14.0%, primarily due to 12.4% higher pricing on approximately a 2.7% increase in total ton-mile volumes in each case compared to Combined 2010, while manufacturing revenue increased $41.8 million, or 46.4%, primarily due to production of a greater number of external barges during 2011 compared to Combined 2010.

Compared to Combined 2010, revenues per average barge operated increased 19.7% in 2011. Approximately two-thirds of the increase in the year ended December 31, 2011 was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue. Our overall fuel-neutral rate increased 4.5% over Combined 2010, with a 4.8% increase in dry cargo and a 3.8% increase in the liquid rate. The increase in 2011 was driven by volume increases in coal and energy, petroleum and other liquids, steel and steel inputs, and all other bulk cargoes, partially offset by lower grain, scrap, salt and fertilizer volumes. Total volume measured in ton-miles increased in 2011 to 34.8 billion from 33.8 billion in Combined 2010. On average, 4.8% or 117 fewer barges operated during 2011 compared to Combined 2010.

In 2011 the manufacturing segment completed 31 deck barges and 208 dry hopper barges for external customers as well as 65 dry covered hoppers and two oversize liquid tank barges for the transportation segment compared to 97 dry hoppers, 34 deck barges, seven oversize liquid tank barges and two ocean-going tankers for external customers as well as 75 dry covered hoppers for the transportation segment in Combined 2010.

Operating Expense. Consolidated operating expense increased by $176.4 million, or 26.2%, to $849.3 million in 2011 compared to the same period of Combined 2010.

Transportation segment expenses, which include gains from asset management actions, were $136.6 million higher in 2011 than in the comparable period of Combined 2010. The increase was driven by 2011 expenses of $62.0 million related to the push down of the purchase price accounting resulting from the Acquisition, $10.4 million related to the margin impact of the second quarter flooding and an additional $23.5 million related to severance, restructuring and reorganization related consulting expenses. Combined 2010 expenses included $1.9 million of the push down of purchase accounting as only ten days of 2010 were impacted. However, Acquisition transaction costs of $14.3 million were expensed in 2010. Additional factors in the operating expense increase included $47.2 million higher fuel costs, $6.2 million lower asset management gains and an increase of $24.7 million in materials, supplies and other. These cost increases were partially offset by an 8.6% decrease in operating labor-related costs and $3.8 million lower other SG&A. The decline in the SG&A was in personnel costs, public company costs and bad debts, partially offset by higher legal fees and other claims. The higher materials, supply and other costs were primarily related to higher boat charter expenses, higher outside towing, higher repairs expenses, shifting, fleeting and barge preparation. Net fuel costs increased in 2011, by 460 basis points to 23.8% of segment revenues or $171.6 million. Fuel consumption was up approximately 5.4% for 2011 as compared to Combined 2010 compared to a 2.7% increase in total ton-mile volume. This unfavorable comparison was driven by lower boat efficiency in the second quarter due to high water conditions. The average net-of-hedge-impact price per gallon increased 34.4% to $2.94 per gallon in 2011 compared to Combined 2010.

Manufacturing operating expenses increased by $39.7 million due primarily to 111 more external dry barges and twelve fewer external liquid and deck barges produced in 2011, higher claims related expenses, the $0.8 million impact of purchase accounting push-down of Acquisition date steel values and $4.2 million higher depreciation and amortization as a result of application of higher fair valuation purchase price accounting. In 2011, total lost production days were 58.2 days, more than 5.7 days more than in Combined 2010.

Operating Loss. Consolidated operating income decreased by $46.1 million to operating income of $3.7 million in 2011. Operating income in the transportation segment decreased by $48.2 million and operating income increased in the manufacturing segment by $2.1 million.

The transportation segment’s operating loss resulted primarily from the excess of the increases in operating expenses, discussed above, in excess of the $88.4 million revenue increase for the period.

Interest Expense and Debt Retirement Expenses. Interest expense and debt retirement expenses was $10.7 million higher than in Combined 2010. The increase was due to $25.5 million in interest on the notes and $2.7 million representing debt cost and original issue discount amortization. The increase was partially offset by $8.7 million in debt retirement expenses in Combined 2010, amortization of the Acquisition date premium that was $5.5 million higher in 2011 and original issue discount amortization of $1.2 million in Combined 2010.

Income Tax Expense. The effective tax rates in the year ended December 31, 2011 and Combined 2010 were distorted by the discrete tax item for a change in IRS Administrative Procedures related to an IRS Revenue Procedure regarding transaction success fees which increased the benefit in 2011 by $1.9 million and a discrete tax item which increased the provision in 2010 by $0.5 million related to the reduction of the state tax benefit for the 2009 operating loss. Remaining benefit/provision represents the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing full year income in the year ended December 31, 2011 compared to Combined 2010.

Net Income (Loss). The net income was lower in 2011 due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2013.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary source of liquidity at December 31, 2012, was borrowings under our Credit Facility. Other potential sources of liquidity include cash generated by operations, proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, surplus boats and assets not needed for future operations. We currently expect that our gross 2013 capital expenditures may exceed $60 million.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”), and ACL and certain subsidiaries as guarantors, entered into the Credit Agreement, consisting of a senior secured asset-based Credit Facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015. The proceeds of the Credit Facility are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrower’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the credit agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrower’s option, the Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the credit agreement. The Credit Facility is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

For any period that availability is less than a certain defined level set forth in the credit agreement (currently $48.8 million until the $390 million borrowing cap is further expanded) and until such level is exceeded for a consecutive 30-day period, the credit agreement imposes several financial covenants on the Borrowers, including (a) a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Borrowers have agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The credit agreement requires that the Borrowers comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Facility, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.

Our Indebtedness

At December 31, 2012, we had total long term indebtedness of $728.4 million, including $212.1 million drawn on our Credit Facility, $200.0 million related to the 2017 Notes, including $23.6 million in unamortized premium recorded at the Acquisition-date to recognize their fair value, and $295.4 million related to the PIK Notes less the unamortized discount of $2.7 million as of December 31, 2012. At this level of debt, we had $176.6 million in remaining availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At December 31, 2012, debt levels were $127.9 million above this threshold. We were in compliance with all debt covenants on December 31, 2012.

On February 15, 2011, ACL I completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional PIK Notes. Selection of the interest payment method is solely a decision of ACL I. At the first interest payment date ACL I elected PIK interest, increasing the amount of PIK Notes outstanding by $14,219 to $264,219. On the second payment date ACL I also elected PIK interest which increased the PIK Notes by $15,027 to $279,246. On the third payment date ACL I again elected PIK interest which increased the PIK Notes by $16,161 to $295,407. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to ACL I’s stockholder to redeem equity advanced in connection with the acquisition of the Company by certain affiliates of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. The PIK Notes were registered effective May 10, 2012 and the exchange offer was completed on September 11, 2012. The PIK Notes are unsecured and are not guaranteed by ACL I’s subsidiaries.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017. The issue price was 95.181% of the principal amount of the Notes. The original issue discount on the Notes was revised in purchase price accounting for the Acquisition to reflect a premium of $35,000, reflecting the fair market value of the Notes on the Acquisition date. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

With the three-year term on the Credit Facility and remaining four and one-half year term on the Notes, we believe that we have an appropriate longer term, lower cost, and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Net Cash, Capital Expenditures and Cash Flow.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our net cash flow provided by operating activities was $122.8 million for the year ended December 31, 2012 compared to net cash provided by operating activities of $63.5 million for the year ended December 31, 2011. The change in cash used in operations is primarily attributable to $29.8 million decrease in net loss over prior year and $44.2 million in higher cash provided by changes in working capital, offset by $18.7 million lower non-cash adjustments to net income.

Cash used in investing activities increased $110.3 million in the year ended December 31, 2012 to $176.1 million. The overall increase in cash used in investing activities was primarily attributable to capital expenditures that were $172.6 million higher in 2012 due to fleet improvements resulting from the addition of 95 new dry cargo barges and 35 liquid tankers for the transportation segment and boat and barge capital improvements and facilities improvements. The capital expenditures were partially offset by increased proceeds from barge scrapping and property dispositions of $42.9 and proceeds from insurance settlement of $14.5 million.

Net cash provided by financing activities in the year ended December 31, 2012, was $55.3 million, compared to net cash used by financing activities of less than $0.1 million in the year ended December 31, 2011. In 2012, net borrowings from our Credit Facility increased $52.3 million as we utilized the facility for fleet upgrades.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our net cash flow provided by operating activities was $63.5 million for the year ended December 31, 2011 compared to net cash provided by operating activities of $63.4 million for Combined 2010 ($8.0 million attributable to the ACL I and the remainder from the CBL Predecessor). The change in cash used in operations is primarily attributable to $44.8 million in lower net income adjusted for non-cash charges almost completely offset by $43.6 million lower use of cash for working capital in 2011.

Cash used in investing activities increased $24.9 million in the year ended December 31, 2011 to $65.8 million. The overall increase in cash used in investing activities was due to $12.6 million higher property additions offset by $3.9 million in proceeds from property dispositions and $1.6 million in proceeds from the sale EBDG in 2011 compared to approximately $7.3 million in proceeds from property dispositions in Combined 2010 related to the sale of a boat. Cash used in investing activities in Combined 2010 was also reduced by the receipt of the proceeds of a government capital investment stimulus grant of $2.6 million. Other investing activities, consisting primarily of new software investment, were higher in 2011 by $6.6 million. The capital expenditures in both 2011 and Combined 2010 were primarily for new barge construction, capital repairs and investments in our facilities.

There was no net cash used or provided by financing activities in the year ended December 31, 2011. Net cash used in financing activities in Combined 2010 was $20.0 million driven by net payments on credit facilities and debt issuance/financing costs. In 2011, the note issuance, net Credit Facility borrowings and increases in the level of bank overdrafts on our zero balance accounts were slightly less than dividends to our parent and debt issuance/refinancing costs.

Contractual Obligations and Commercial Commitment Summary

A summary of the Company’s known contractual commitments under debt and lease agreements as of December 31, 2012, appears below.

Contractual Obligations	Total	Less Than One Year	One to Two Years	Three to Five Years	After Five Years
Long-term debt obligations(1)
Notes	$375.0	$25.0	$25.0	$75.0	$250.0
Credit Facility	239.3	6.8	6.8	225.7	—
PIK Notes(2)	551.4	34.6	38.6	478.2
Operating lease obligations(3)	116.2	18.3	16.1	32.3	49.5

Total contractual cash obligations	$1,281.9	$84.7	$86.5	$811.2	$299.5

Estimated interest on contractual debt obligations(4)	$222.8	$31.5	$31.5	$84.8	$75.0

(1)	Represents the principal and interest amounts due on outstanding debt obligations, current and long term as of December 31, 2012.
(2)	PIK Notes interest calculated using PIK interest rate of 11.375%
(3)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.
(4)	Interest expense calculation begins on January 1, 2012 and ends on the respective maturity dates.

The interest rate and term assumptions used in these calculations are contained in the following table.

	Principal at December 31, 2012	Period		Interest Rate
Obligation		From	To
Notes	$200.0	1/1/2013	7/15/2017	12.50%
Credit Facility	$212.1	1/1/2013	7/7/2013	3.21%
PIK Notes	$295.4	1/1/2013	2/15/2016	11.38%

CHANGES IN ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by CBL will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for 2012. ASU Number 2011-12 subsequently modified certain the effective date of certain provisions of the ASU concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The ASU is effective for fiscal periods beginning after December 15, 2011. The Company adopted the statement in 2012, however, the Company performed a quantitative assessment for goodwill in both reporting units and found both units passed step 1. There was no effect on the Company’s financial position, operations or cash flows from adoption.

ASU Number 2011-9 was issued in September 2011, amending Subtopic 715-80 Compensation-Retirement Benefits-Multiemployer Plans. The ASU requires expanded disclosures about an employer’s participation in multiemployer plans, including the plan name, identifying number, the level of an employer’s participation, information about funding status of the plan and the nature of the commitments to the plans. The ASU does not modify current accounting for such plans and therefore will not have an effect on the Company’s financial position, operations or cash flow. The ASU was adopted in 2012.

ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment was issued in July 2012. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted (fiscal year ended November 30, 2013). The adoption of this guidance will not affect our financial condition, results of operations or cash flows as it does not affect how impairment is calculated.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the same period. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting estimates that affect the reported amounts of assets and liabilities on a going concern basis include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

Revenue Recognition

The primary source of our revenue, freight transportation by barge, is recognized based on percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.

The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur monthly or quarterly, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal billing process.

Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the amount of time the equipment is under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer.

Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.

Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. For barges built for Inland Waterways use, which typically have construction periods of 90 days or less, the completed contract method is utilized. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue. For ocean-going vessels, with expected construction periods of more than 90 days in length, percentage-of completion is used based on labor hours incurred as a percent of estimated total hours for each vessel.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

Inventory

Inventory is carried at the lower of cost or market, based on a weighted average cost method. Our port-services inventory is carried net of reserves for obsolete and slow moving inventories.

Expense Estimates for Harbor and Towing Service Charges

Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required. Our management believes it has recorded appropriate and sufficient liabilities for these services. Changes to these estimates could have a significant impact on our financial results.

Insurance Claim Loss Deductibles

Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data. Our management believes it has recorded sufficient liabilities for these claims. These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments. As claims develop, we may have to change our estimates, and these changes could have a significant impact on our consolidated financial statements.

Employee Benefit Plans

Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting our results of operations. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.

Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting our results of operations. A 0.25% change in the discount rate would affect pension expense by $0.1 million and post-retirement medical expense by $0.01 million, respectively. A 0.25% change in the expected return on plan assets would affect pension expense by $0.4 million. We are fully insured for post-65 retiree medical so changes in health care cost trends would not affect our post-retirement medical expense in the near term.

We were self-insured and we self-administered the medical benefit plans covering most of our employees for service dates before September 1, 2005. We hired and continue the use of a third-party claims administrator to process claims with service dates on or after September 1, 2005. We remain self-insured up to $0.25 million per individual per policy year. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. A 10% change in the estimated lag factor would have a $0.2 million effect on operating income. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims and other factors could materially affect the recorded liabilities and expense, impacting our financial condition and results of operations.

Impairment of Long-Lived Assets and Intangibles

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh-start reporting on December 31, 2004 and again in August 2008, in February 2009, in June 2009 and in December 2010 in connection with debt refinancings. No impairment indicators were present at December 31, 2012 or 2011, in our transportation or manufacturing segments. Given the on-going decline in the cash flows from our Summit entity we did reassess the recoverability of the long-lived assets during the third quarter 2009. Our revised estimated gross cash flows did not exceed the recorded value of the assets as of the end of the third quarter indicating impairment. Given the indication of impairment, we wrote off approximately $4.4 million of long-lived assets and intangibles in the third quarter of 2009 based on the underlying estimated fair values of those assets. Changes to the estimated future cash flows or to our evaluation of our weighted average cost of capital are critical accounting estimates and could result in material changes to our recorded results.

Impairment of Acquired Goodwill

In connection with the Acquisition, the excess of the purchase price over the fair value of the acquired identifiable tangible and intangible assets and liabilities was recorded as goodwill. See Note 14 to the accompanying consolidated financial statements. Goodwill is not amortized, but is subject to, at least annually, an evaluation for impairment. Such an evaluation requires estimates of the fair value of the reporting unit (commonly defined as one level below an operating segment) to which the acquired assets are attached. Our goodwill evaluations in as of December 31, 2012 and 2011, respectively did not result in any goodwill impairments.

Assets and Asset Capitalization Policies

Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures of less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing licenses or developing software are capitalized and amortized over the estimated economic life of the software.

Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges which also extends their economic life or rebuilding boat engines, which enhances the fuel efficiency or power production of the boats.

Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such as steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below. We neither hold nor issue financial instruments for trading purposes.

Fuel Price Risk

For the year ended December 31, 2012, fuel expenses for fuel purchased directly and used by our boats represented 23.8% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. Fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. We have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 7 to our consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At December 31, 2011, we had $212.1 million of floating rate debt outstanding, which represented the outstanding balance of the Credit Facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.6 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

Foreign Currency Exchange Rate Risks

We currently have no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported that are transported by barge.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this filing on Form 10-K have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2012

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors ACL I Corporation

We have audited the accompanying consolidated balance sheets of ACL I Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and the period December 22, 2010 through December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACL I Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and cash flows for the years ended December 31, 2012 and 2011, and the period December 22, 2010 through December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 29, 2013

ACL I CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	December 22, 2010 to December 31, 2010
Revenues
Transportation and Services	$687,178	$721,095	$19,602
Manufacturing	124,379	131,842	4,986

Revenues	811,557	852,937	24,588

Cost of Sales
Transportation and Services	595,411	665,266	16,830
Manufacturing	111,343	127,871	4,838

Cost of Sales	706,754	793,137	21,668

Gross Profit	104,803	59,800	2,920
Selling, General and Administrative Expenses	43,744	56,130	8,095

Operating Income (Loss)	61,059	3,670	(5,175)

Other Expense (Income)
Interest Expense	66,929	58,109	805
Other, Net	(865)	(968)	(19)

Other Expense	66,064	57,141	786

Loss from Continuing Operations
Before Income Taxes	(5,005)	(53,471)	(5,961)
Income Tax Benefit	(2,606)	(20,847)	628

Loss from Continuing Operations	(2,399)	(32,624)	(6,589)
Discontinued Operations, Net of Tax	26	489	(46)

Net Loss	$(2,373)	$(32,135)	$(6,635)

The accompanying notes are an integral part of the consolidated financial statements.

ACL I CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	December 22, 2010 to December 31, 2010
Net Loss	$(2,373)	$(32,135)	$(6,635)
Other Comprehensive Income (Loss)
Change in fair value of cash flow hedges (Net of Tax Provisions / Expense)	669	(756)	104
Pension Liability (Net of Tax Expense)	(9,044)	(24,507)	—

Other Comprehensive Income (Loss)	(8,375)	(25,263)	104

Total Comprehensive Loss	$(10,748)	$(57,398)	$(6,531)

The accompanying notes are an integral part of the consolidated financial statements.

ACL I CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$3,407	$1,388
Accounts Receivable, Net	76,859	87,368
Inventory	50,930	62,483
Deferred Tax Assets	4,407	6,390
Assets Held for Sale	1,311	1,612
Prepaid and Other Current Assets	18,241	19,328

Total Current Assets	155,155	178,569
Properties, Net	1,035,367	935,576
Investment in Equity Investees	4,340	6,470
Accounts Receivable, Affiliates	11,576	11,725
Other Assets	45,507	54,759
Goodwill	17,692	17,692

Total Assets	$1,269,637	$1,204,791

LIABILITIES
Current Liabilities
Accounts Payable	$39,427	$48,653
Accrued Payroll and Fringe Benefits	16,457	20,035
Deferred Revenue	11,906	15,251
Accrued Claims and Insurance Premiums	12,396	13,823
Accrued Interest	26,141	22,978
Short Term Debt	2,434	—
Other Current Liabilities	48,314	30,269

Total Current Liabilities	157,075	151,009
Long Term Debt	728,382	644,829
Pension and Post Retirement Liabilities	77,761	67,531
Deferred Tax Liabilities	159,184	168,365
Other Long Term Liabilities	32,216	46,335

Total Liabilities	1,154,618	1,078,069

SHAREHOLDER’S EQUITY
Other Capital	189,696	190,651
Retained Deficit	(41,143)	(38,770)
Accumulated Other Comprehensive Loss	(33,534)	(25,159)

Total Shareholder’s Equity	115,019	126,722

Total Liabilities and Shareholder’s Equity	$1,269,637	$1,204,791

The accompanying notes are an integral part of the consolidated financial statements.

ACL I CORPORATION

STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands)

	Other Capital (1)	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Cash investment	$418,277	$—	$—	$418,277
Share-based Compensation	14,284	—	—	14,284
Excess Tax Benefit of Share-based Compensation	2,926	—	—	2,926

Comprehensive Loss:
Net Loss	—	(6,635)	—	(6,635)
Net Gain on Fuel Swaps	—	—	104	104

Total Comprehensive Loss				(6,531)

Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956

Excess Tax Benefit of Share-based Compensation	213	—	—	213
Other	(2,926)	—	—	(2,926)
Dividends Declared	(242,123)	—	—	(242,123)

Comprehensive Loss:
Net Loss	—	(32,135)	—	(32,135)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments (Net of Tax Expense)	—	—	(756)	(756)
Pension Liability (Net of Tax Expense)	—	—	(24,507)	(24,507)

Total Comprehensive Loss				(57,398)

Balance at December 31, 2011	$190,651	$(38,770)	$(25,159)	$126,722

Cash Dividends	(978)	—	—	(978)
Excess Tax Benefit of Share-based Compensation	23	—	—	23

Comprehensive Loss:
Net Loss	—	(2,373)	—	(2,373)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments (Net of Tax Provision)	—	—	669	669
Pension Liability (Net of Tax Expense)	—	—	(9,044)	(9,044)

Total Comprehensive Loss				(10,748)

Balance at December 31, 2012	$189,696	$(41,143)	$(33,534)	$115,019

(1)	ACL I has 1,000 authorized shares with a per value of one cent each. Other Capital includes 100 outstanding shares issued at par.

The accompanying notes are an integral part of the consolidated financial statements.

ACL I CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Ten days ended December 31, 2010
OPERATING ACTIVITIES
Net Loss	$(2,373)	$(32,135)	$(6,635)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	101,351	109,018	2,860
Debt Issuance Cost Amortization	766	32	(76)
Deferred Taxes	(8,664)	(24,646)	(1,600)
Gain on Property Dispositions	(9,040)	(2,048)	—
Contribution to Pension Plan	(7,330)	(8,831)	—
Share-Based Compensation	131	2,319	41
Gain on Insurance Claim	(11,442)	—	—
Other Operating Activities	(8,927)	(4,331)	59
Changes in Operating Assets and Liabilities:
Accounts Receivable	10,509	(4,715)	1,661
Inventory	11,553	(11,649)	1,802
Other Current Assets	12,204	16,714	5,070
Accounts Payable	(11,248)	1,035	2,593
Accrued Interest	34,351	25,530	881
Other Current Liabilities	10,914	(2,840)	1,376

Net Cash Provided by Operating Activities	122,755	63,453	8,032

INVESTING ACTIVITIES
Property Additions	(242,968)	(70,414)	—
Impact of Barge Scrapping Operations	34,565	6,556	—
Proceeds from Property Dispositions	18,734	3,860	—
Proceeds from Settlement of Insurance Claim	14,450	—	—
Proceeds from Sale of Elliott Bay	—	1,629	—
Other Investing Activities	(836)	(7,395)	(1,735)

Net Cash Used in Investing Activities	(176,055)	(65,764)	(1,735)

FINANCING ACTIVITIES
2016 PIK Toggle Notes Issued (net of discount)	—	245,625	—
Revolving Credit Facility Borrowings	256,551	245,649	—
Revolving Credit Facility Repayments	(199,501)	(240,880)	(18,894)
Bank Overdrafts on Operating Accounts	2,022	2,963	(9,090)
Debt Issuance/Refinancing Costs	(505)	(11,455)	—
Short Term Debt Repayments	(2,293)	—	—
Dividends Paid	(978)	(242,123)	—
Tax Benefit of Share-based Compensation	23	213	2,926

Net Cash Provided by (Used in) Financing Activities	55,319	(8)	(25,058)

Net Increase (Decrease) in Cash and Cash Equivalents	2,019	(2,319)	(18,761)
Cash and Cash Equivalents at Beginning of Period	1,388	3,707	22,468

Cash and Cash Equivalents at End of Period	$3,407	$1,388	$3,707

Supplemental Cash Flow Information:
Interest Paid	$41,793	$31,149	$—
Tax Refunds Received - Net	(6)	(11,111)	—

The accompanying notes are an integral part of the consolidated financial statements.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1.	ACCOUNTING POLICIES

REPORTING ENTITY

ACL I Corporation (“ACL I” or “the Company”) is a Delaware corporation. ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is primarily owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). ACL I was incorporated in October 2010 but had no activity prior to December 21, 2010. On December 21, 2010, the acquisition of American Commercial Lines Inc. (“ACL”) by Platinum (the “Acquisition”) was consummated; see Note 14 for more information. The assets of ACL I consist principally of its ownership of all of the stock of ACL which owns all of the stock of Commercial Barge Line Company (“CBL”). CBL does not conduct any operations independent of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation, and their subsidiaries.

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

The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. Until its sale in December 2011, the Company also owned Elliott Bay Design Group (‘EBDG’), an operation engaged in naval architecture and engineering which was significantly smaller than the transportation or manufacturing segments. The results of operations of EBDG and Summit have been reclassified into discontinued operations for all periods presented. See Note 13.

In connection with the Acquisition the purchase price has been allocated in these statements as of the Acquisition date and results of operations for the year ended December 31, 2011 and period from December 22, 2010 to December 31, 2010 have been separately stated herein.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the results of operations, cash flows and financial position of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated. Net amounts receivable from Finn are reflected on the statement of financial position in accounts receivable affiliates.

Investments in companies that are not majority-owned are accounted for under the equity method or at cost, depending on the extent of control during the period presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical and prescription drug claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated future cash flows of its reporting entities, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. The Company has, from time to time, cash in banks in excess of federally insured limits.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following.

	December 31, 2012	December 31, 2011
Accounts Receivable	78,908	88,375
Allowance for Doubtful Accounts	(2,049)	(1,007)

	$76,859	$87,368

The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. At the Acquisition date, accounts receivable were recorded at estimated fair value which resulted in a reserve amount of zero at December 31, 2010. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on the Company’s specific knowledge of a customer’s financial condition or a percentage of past due accounts. Accounts are charged to the allowance when management determines that the accounts are unlikely to be collected. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered.

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31, 2012	December 31, 2011
Raw Materials	$23,381	$26,865
Work in Process	3,335	8,232
Parts and Supplies(1)	24,214	27,386

	$50,930	$62,483

(1)	Net of reserves for obsolete and slow moving inventories of $455 and $622 at December 31, 2012 and 2011, respectively.

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets include estimated claims receivable from insurance carriers of $9,455 at December 31, 2012 and $9,636 at December 31, 2011. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.

ASSETS AND ASSET CAPITALIZATION POLICIES

Asset capitalization policies have been established by management to conform to U.S. generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.

New barges built for the transportation segment by the manufacturing segment are capitalized at cost. Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges, which also extends their economic life, or replacement of or major overhaul of boat engines, which enhances the fuel efficiency or power production of the boats.

Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value of the underlying assets limited by the discounted net cash flows or other estimates of fair value of the group.

There were no losses on assets held for sale in 2012 and 2011. The recoverability of indefinite-lived intangible assets (e.g., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the December 31, 2012 estimated fair value to its carrying value.

Impairment losses of $188 for software and $940 for equipment tooling were incurred in 2012, due to decisions not to continue the specific software and tooling. The losses are recorded in selling, general and administrative expenses — transportation in the consolidated statement of operations. There was no impairment losses related to goodwill or intangible assets in 2012 or 2011.

PROPERTIES, DEPRECIATION AND AMORTIZATION

At the Acquisition date the long-lived assets of the Company were revalued at estimated fair value which was higher than CBL Predecessor book values. Depreciation expense, calculated on a straight line basis according to estimated useful life, was $99,455 and $106,537 for the year ended December 31, 2012 and 2011, respectively. Depreciation expense was $2,879 for the period from December 22, 2010, to December 31, 2010.

Property additions subsequent to the Acquisition are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Improvements to leased property are amortized over the shorter of their economic life or the respective lease term. Equipment is depreciated from 5 to 42 years.

Properties consist of the following:

	December 31, 2012	December 31, 2011
Land	$19,641	$19,641
Buildings and Improvements	56,995	56,738
Equipment	1,143,629	962,619

	1,220,265	1,038,998
Less Accumulated Depreciation	184,898	103,422

	$1,035,367	$935,576

INTANGIBLE ASSETS

Intangible assets, stemming from the Acquisition, and having useful lives of 20 years for the trade names and 5 years for the favorable leases, are included in other assets in the consolidated balance sheets and consist of the following:

	December 31, 2011	Amortization	December 31, 2012
Tradenames - Jeffboat	$3,966	$215	$3,751
Favorable Leases - ACLLC	18,732	5,712	13,020

Total Intangibles other than Goodwill	$22,698	$5,927	$16,771

Acquisition Goodwill	17,692	—	17,692

Total Intangibles and Goodwill	$40,390	$5,927	$34,463

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future intangible amortization expense is estimated to be as follows:

2013	$5,566
2014	4,897
2015	2,738
2016	490
2017	404

The Company also has capitalized software of $8,789 at December 31, 2012 and $8,358 at December 31, 2011, which is included in Other Assets. Software amortization expense was $1,681 and $2,072 for the fiscal years 2012 and 2011, respectively and $67 for the period from December 22, 2010 to December 31, 2010. Other intangible amortization credit of $86 was also recorded in period from December 22, 2010 to December 31, 2010.

INVESTMENTS IN EQUITY INVESTEES

The Investment in Equity Investees balance at December 31, 2012 consists of small individual equity investments in three domestic ventures: Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and MarineNet LLC. The Company holds 50% or less of the equity interest were $586 and $608 in each investee and does not exercise control over any entity. Earnings related to the Company’s equity method investees in aggregate for fiscal years 2012 and 2011, respectively, and $19 in the period from December 22, 2010 to December 31, 2010. Dividends received related to the Company’s equity method investees in aggregate were $2,716 and $263 for fiscal years 2012 and 2011, respectively. These earnings are included in other income in the consolidated statements of operations. As of the Acquisition these investments were recorded at their respective fair values. See Note 14. The difference between the fair value and our interest in the underlying net assets will be amortized over a period of five years from the date of the Acquisition.

DEBT COST AMORTIZATION

The Company amortizes debt issuance costs and fees over the term of the debt using the effective interest method. Amortization of debt issuance costs was $5,451 and $4,968 for the fiscal years 2012 and 2011 and $82 for the period from December 22, 2010 to December 31, 2010, and is included in interest expense (scheduled amortization) and debt retirement expenses (as to write offs.) in the consolidated statement of operations. Unamortized debt issuance cost of $16,713 relates to the Company’s Credit Facility (see Note 2) and is recorded in other assets in the consolidated balance sheet at December 31, 2012.

DEBT PREMIUM/DISCOUNT

On July 7, 2009, CBL issued $200,000 of senior notes (the “Notes”). Subsequent to the Acquisition date the Notes were revalued to fair value representing a premium of $35,000 at that date, which is being amortized as a reduction of interest expense over the remaining life of the Notes on the effective interest method. Amortization of the premium was $5,557 in 2012, $5,695 in 2011 and $158 in the period from December 22, 2010, to December 31, 2010. See Note 14.

ACL I issued the PIK/Toggle Notes on February 15, 2011 at a discount of $4,375. During 2012, $872 of the discount was amortized using the effective interest method as a charge to interest expense. The unamortized balance was $2,743 as of December 31, 2012. See Note 2.

DERIVATIVE INSTRUMENTS

Derivative instruments are recorded on the consolidated balance sheet at fair value. Though there were no derivatives not designated as hedges at any balance sheet date they would, if existent, be adjusted through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective or is excluded from the measurement of effectiveness is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices.

REVENUE RECOGNITION

The primary source of the Company’s revenue, freight transportation by barge, is recognized based on voyage percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.

The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur monthly or quarterly, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal billing process.

The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period when the amount expected to be billed and collected can be estimated. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized as it is billed.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the amount of time the equipment is under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer

Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.

Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Ocean going vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways. The Company uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hours incurred as a percent of estimated total hours for each vessel. The Company uses the completed contract method for barges built for Inland Waterways use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

EXPENSE ESTIMATES FOR HARBOR AND TOWING SERVICE CHARGES

Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required.

EXPENSE ESTIMATES FOR UNBILLED BOAT AND BARGE MAINTENANCE CHARGES

Many boat and barge maintenance activities are necessarily performed as needed to maximize the in-service potential of our fleets. Many of these services are provided by long time partners located along the entire length of the Inland Waterways. Estimates are therefore required for unbilled services at any period end in order to record services as they are received. Estimates are based upon historical trends and recent charges.

INSURANCE CLAIM LOSS DEDUCTIBLES AND SELF INSURANCE

Liabilities for insurance claim loss deductibles include accruals of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data.

EMPLOYEE BENEFIT PLANS

Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting our results of operations. The Company was self-insured up to $300 per individual for medical benefits for current employees, per policy year. The self insured amount has been raised to $350 in 2013. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. For the Company these items primarily include all assets and liabilities of the Company at the December 21, 2010 Acquisition date. From time to time the Company also evaluates long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests. Other than the purchase accounting adjustments described in Note 14 there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined by accounting standards as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. This accounting standard establishes a fair value hierarchy known as “the valuation hierarchy” that prioritizes the information used in measuring fair value as follows:

Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3 Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011. ASU Number 2011-12 subsequently modified the effective date of certain provisions of the ASU concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The Company has not yet determined if it will adopt this standard in 2012. The ASU is effective for fiscal periods beginning after December 15, 2011. The Company adopted the statement in 2012, however, the Company performed a quantitative assessment for goodwill in both reporting units and found both units passed step 1. There was no effect on the Company’s financial position, operations or cash flows from adoption.

ASU Number 2011-9 was issued in September 2011, amending Subtopic 715-80 Compensation-Retirement Benefits-Multiemployer Plans. The ASU requires expanded disclosures about an employer’s participation in multiemployer plans, including the plan name, identifying number, the level of an employer’s participation, information about funding status of the plan and the nature of the commitments to the plans. The ASU does not modify current accounting for such plans and therefore will not have an effect on the Company’s financial position, operations or cash flow. The ASU is effective for fiscal periods beginning after December 15, 2011.

NOTE 2.	DEBT

	December 31, 2012	December 31, 2011
Revolving Credit Facility	$212,128	$155,078
2017 Senior Notes	200,000	200,000
Plus Purchase Premium	23,590	29,147
PIK Notes	295,407	264,219
Less Discount	(2,743)	(3,615)

Long Term Debt	$728,382	$644,829

Concurrent with the Acquisition, on December 21, 2010, ACL, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”) entered into a new senior secured asset-based revolving credit facility (“Credit Facility”) which provides for borrowing capacity of up to an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015. Proceeds of the Credit Facility are available for use by the Borrowers and, subject to certain limitations, their subsidiaries for working capital and general corporate purposes. At the Acquisition, proceeds of the Credit Facility were used, in part, to fund the liquidation of ACL’s previous facility and certain expenses associated with the Acquisition.

The Borrowers may also use the Credit Facility to issue letters of credit up to a total of $50,000. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Facility agreement. The Borrowers are currently prohibited from incurring more than $390,000 of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the Notes is replaced or amended or otherwise modified in a manner such that additional borrowings would be permitted. At the Borrowers’ option, the Credit Facility may be increased by $75,000, subject to certain requirements set forth in the credit agreement.

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

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 7, 2009, CBL issued $200,000 aggregate principal amount of senior secured second lien 12.5 % notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL. At the Acquisition date the fair value of the Notes was $35,000 higher than the face amount. This amount is being amortized to interest expense using the effective interest method over the remaining life of the Notes.

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the credit agreement. Availability at December 31, 2012, exceeds the specified level by approximately $128,000. Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the Notes. The Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $1,500 at December 31, 2011, and, since July 1, 2009, there has been no available cumulative consolidated net income through December 31, 2011. No new capital contributions or equity offerings were made in fiscal 2011.

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

The Borrowers are jointly and severally liable for all obligations under the Credit Facility. ACL and ACL I, as guarantors, are jointly and severally liable for all obligations under the Credit Facility as to the extent of their collateral (stock).

ACL, ACL LLC, ACLTS and Jeffboat, as guarantors, are jointly and severally liable for all obligations under the Notes.

During all periods presented the Company has been in compliance with the respective covenants contained in the Credit Facility.

The principal payments of long-term debt outstanding as of December 31, 2012, over the next five years and thereafter are as follows.

2013	$—
2014	—
2015	212,128
2016	295,407
2017	200,000
Thereafter	—

707,535
Unamortized debt premium	20,847

728,382

Additionally, the Company entered into short term financing arrangements comprised of non-cash bearing interest of 2.7% with monthly payments until June 2013, to finance various insurance premiums. Short term debt is classified with other current liabilities in the consolidated balance sheets.

NOTE 3.	INCOME TAXES

The Company’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. Currently, tax years 2010 to 2012 have not been examined by tax authorities. The components of income tax expense, exclusive of income tax expense associated with discontinued operations, follow.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense, exclusive of income tax expense associated with discontinued operations, follows:

	Year ended December 31,		December 22, 2010 to December 31, 2010
	2012	2011
Income taxes currently (receivable) payable
Federal	$(6)	$19	$—
State	—	—	—

	(6)	19	—

Deferred income tax (benefit) expense
Federal	(963)	(19,529)	565
State	(1,637)	(1,337)	63

	(2,600)	(20,866)	628

Total income taxes (benefit) expense	$(2,606)	$(20,847)	$628

Income tax attributable to other comprehensive (loss) income	$(4,573)	$(15,250)	$62

During 2012, 2011 and 2010, the amount of interest and penalties was insignificant. Interest and penalties are recognized in the consolidated financial statements as components of the provision for income taxes.

The Company had no uncertain tax positions at December 31, 2012, 2011 or 2010.

Income tax computed at federal statutory rates reconciled to income tax expense exclusive of income tax expense associated with discontinued operations as follows.

	Year ended December 31,		December 22, 2010 to December 31, 2010
	2012	2011
Tax at federal statutory rate	$(1,752)	$(18,715)	$(2,103)
State income taxes, net	365	(967)	41
Other:
Acquisition costs	—	—	2,690
Other miscellaneous items	(1,219)	(1,165)	—

Total income tax (benefit) expense	$(2,606)	$(20,847)	$628

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes included on the balance sheet are as follows.

	December 31, 2012	December 31, 2011
DEFERRED TAX ASSETS:
Reserve for bad debts	$760	$1,641
Inventory adjustments	169	233
Employee benefits and compensation	3,276	4,363
Other accruals	141	56
Warranty accruals	61	97

CURRENT DEFERRED TAX ASSET	$4,407	$6,390

Net operating loss carryback/carryforward	$63,996	$38,389
Accrued claims	703	1,138
Accrued pension - ACL plan long-term	28,261	23,976
Unfavorable contract	11,946	17,362
Accrued post-retirement medical	572	1,328
Stock compensation	288	326
Debt costs and interest differences	12,621	15,303
Sale of Summit	—	125
Charitable contribution carryforward	277	126
AMT credit	1,619	1,619

TOTAL DEFERRED TAX ASSETS	$124,690	$106,082

DEFERRED TAX LIABILITIES
Domestic property	(270,476)	(256,485)
Equity investments	(201)	(97)
Long term leases	(802)	(1,210)
Prepaid insurance	(1,353)	(1,468)
Software	(665)	(1,177)
Gain on fuel futures	(11)	379
Goodwill	476	533
Favorable leases, intangibles and other	(6,435)	(8,532)

TOTAL DEFERRED TAX LIABILITIES	$(279,467)	$(268,057)

NET DEFERRED TAX LIABILITY	$(154,777)	$(161,975)

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	EMPLOYEE BENEFIT PLANS

The Company sponsors or participates in defined benefit plans covering most salaried and hourly employees. Effective February 1, 2007, for non-represented salaried and hourly employees, and February 19, 2007, for represented employees, the defined benefit plan was closed to new employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Plan assets consist primarily of common stocks, corporate bonds, and cash and cash equivalents.

In addition to the defined benefit pension and related plans, the Company has a defined benefit post-retirement healthcare plan covering certain full-time employees. The plan provides medical benefits and is contributory. Retiree contributions are adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s expressed intent to increase the retiree contribution rate annually. In 2003 the Company modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003, and by terminating the prescription drug benefit for all retirees as of January 1, 2004.

A summary of the pension and post-retirement plan components follows.

	2012 Pension Plan
	December 31, 2012	December 31, 2011
Accumulated Benefit Obligation, End of Year	$248,922	$219,662

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$225,676	$189,692
Service cost	4,570	4,478
Interest cost	10,550	10,453
Actuarial loss	20,821	29,691
Benefits paid	(8,393)	(8,638)

Projected benefit obligation, end of period	$253,224	$225,676

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$161,687	$158,220
Actual return on plan assets	16,383	3,274
Company contributions	7,330	8,831
Benefits paid	(8,393)	(8,638)

Fair value of plan assets, end of period	$177,007	$161,687

Funded status	$(76,217)	$(63,989)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent liabilities	(76,217)	(63,989)

Net amounts recognized	$(76,217)	$(63,989)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial loss	$56,003	$39,419

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	December 31, 2012	December 31, 2011
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$4,013	$4,122
Service cost	4	10
Interest cost	133	221
Plan participants’ contributions	225	268
Actuarial gain	(2,225)	(103)
Benefits paid	(341)	(505)

Benefit obligation, end of period	$1,809	$4,013

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	116	237
Plan participants’ contributions	225	268
Benefits paid	(341)	(505)

Fair value of plan assets, end of period	$—	$—

FUNDED STATUS:
Funded status	$(1,809)	$(4,013)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	(264)	(470)
Noncurrent liabilities	(1,545)	(3,543)

Net amounts recognized	$(1,809)	$(4,013)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial gain	$(2,073)	$(103)

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
	2012	2011	2010
Pension:
Service cost	$4,570	$4,478	$4,487
Interest cost	10,550	10,453	10,424
Expected return on plan assets	(13,780)	(13,003)	(12,519)
Amortization of net gain	1,634	—	—
Amortization of prior service cost	—	—	56

Net periodic benefit cost	$2,974	$1,928	$2,448

Acquisition accounting adjustment	$—	$—	$(10,454)
Net loss	$18,218	$40,027	$2,915
Prior service cost	—	—	(10,095)
Recognized gain (loss)	(1,634)	—	—
Recognized prior service cost	—	—	(415)

Total recognized in other comprehensive income (before tax effects)	$16,584	$40,027	$(7,595)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$19,558	$41,955	$(5,147)

Amounts expected to be recognized in net periodic cost in the coming year:
Loss recognition	$4,880	$—	$—
Prior service cost recognition	—	—	56
Post-retirement:
Service cost	$4	$10	$12
Interest cost	133	221	278
Amortization of net actuarial gain	(255)	—	(1,325)

Net periodic benefit cost	$(118)	$231	$(1,035)

Acquisition accounting adjustment	$—	$—	$5,324
Net gain	$(2,225)	$(103)	$(1,996)
Recognized prior service cost	255	—	6,649

Total recognized in other comprehensive income (before tax effects)	$(1,970)	$(103)	$4,653

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(2,088)	$128	$3,618

Amounts expected to be recognized in net periodic cost in the coming year:
Gain recognition	$(614)	$—	$—

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the Acquisition the amounts that had previously been recorded in other comprehensive income until their recognition were part of the fair value recognition in the push-down of the purchase price allocation.

Weighted-average assumptions
	2012	2011
Pension:
Discount rate - benefit cost	4.770%	5.71%
Discount rate - benefit obligation	4.170%	4.770%
Expected return on plan assets	8.25%	8.25%
Rate of compensation increase	3.00%	4.00%

The following table presents the fair value of plan assets by asset category and fair value hierarchy level. Near the end of 2011, the Company changed the trustee of the pension assets. The investments included in the portfolio also changed as indicated in the table below and included certain Level 2 and Level 3 assets. Due to the timing of the change, the fair value at December 31, 2011 was their acquisition cost. As these assets change in value, or move between hierarchy levels additional disclosures will be included in the Company’s consolidated financial statements.

Changes in Level 3 Fair Value Measurements

Balance at January 1, 2011	$—
Purchases	15,902

Balance at December 31, 2011	$15,902
Sales	(1,052)

Balance at December 31, 2012	$14,850

Fair Value of Plan Assets by Asset Category at December 31, 2012
	Total Fair Value	Level 1	Level 2	Level 3
Equity Securities: Foreign Large Cap Growth	$13,907	$—	$13,907	$—
Equity Securities: Natural Resources	17,820	17,820	—	—
Equity Securities: Large Cap Blend	49,036	22,478	26,558	—
Equity Securities: Global All Cap	12,455	12,455	—	—
Equity Securities: Emerging Markets	12,593	12,593	—	—
Equity Securities: Closely Held Common Stock	14,850	—	—	14,850
Debt Securities: Emerging Markets	12,516	12,516	—	—
Debt Securities: Multi-Sector Bond	12,493	12,493	—	—
Debt Securities: Other	20,167	—	20,167	—
Cash Equivalents	11,170	11,170	—	—

	$177,007	$101,525	$60,632	$14,850

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Plan Assets by Asset Category at December 31, 2011
	Total Fair Value	Level 1	Level 2	Level 3
Equity Securities: Foreign Large Cap Growth	$10,751	$216	$10,535	$—
Equity Securities: Natural Resources	15,351	15,351	—	—
Equity Securities: Large Cap Blend	46,933	20,639	26,294	—
Equity Securities: Global All Cap	11,461	11,461	—	—
Equity Securities: Emerging Markets	10,966	10,966	—	—
Equity Securities: Closely Held Common Stock	14,850	—	—	14,850
Debt Securities: Emerging Markets	14,612	14,612	—	—
Debt Securities: Multi-Sector Bond	14,753	14,753	—	—
Debt Securities: Other	14,400	—	14,400	—
Other Assets: Opportunity Collective Fund	1,052	—	—	1,052
Cash Equivalents	6,558	6,558	—	—

	$161,687	$94,556	$51,229	$15,902

The Company employs a historical market and peer review approach in determining the long term rate of return for plan assets. Historical markets are studied and long term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long term capital market assumptions are determined. The long term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

	2012	2011
Post-retirement:
Discount rate - benefit cost	4.77%	5.71%
Discount rate - benefit obligation	4.17%	4.77%

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2018 and remaining at that level thereafter. A 1% decrease in the discount rate would have increased the net periodic benefit cost for 2012 by $100 and increased the year-end accumulated postretirement benefit obligation by $100.

Investment Policies and Strategies

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. During normal market environments target allocations are maintained through monthly rebalancing procedures but may be altered due to existing market conditions or opportunities. Derivatives may be used to gain market exposure in an efficient and timely manner. To the extent that the non-derivative component of a portfolio is exposed to clearly defined risks, and derivative contracts exist which can be used to reduce those risks, the investment managers are permitted to use such derivatives for hedging purposes. For example, derivatives can be used to extend the duration of the portfolio via interest rate swaps. Investment risk is measured and monitored on an ongoing basis through daily, monthly and annual asset/liability analysis, periodic asset/liability studies and timely investment portfolio reviews. The Company’s trustee currently seeks to keep the portfolio’s allocations by asset category approximately as follows: 60% equity, 27% fixed income, 9% flex and 4% cash.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions and Payments

The post-retirement benefit plan is unfunded. The Company expects to pay approximately $270 in medical benefits under the plan in 2013, net of retiree contributions. The pension plan is funded and held in trust. The Company expects to contribute $300 to the pension plan in 2013. The expected payments to plan participants are as follows:

		Post-Retirement
	Pension Plan	Medical Plan
2013	8,717	270
2014	9,684	245
2015	10,470	206
2016	11,169	186
2017	11,836	163
Next 5 years	67,933	547

The Company also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $3,604, $3,798, and $80 in 2012, 2011 and 2010, respectively, representing a match of up to 4% of the employee’s contribution.

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Additional information regarding this multi-employer defined benefit pension plan is contained in the following table.

		2012	2011	2010
Legal name of the plan	United Mine Workers of America 1974 Pension Plan

Employer identification number of the plan	52-1050282
Plan number	002
Zone status of the plan	Seriously Endangered
Company contributions to the plan		$223	$234	$7
More than 5% of plan total contributions	No
Funding improvement plan implemented or pending	Yes
Expiration date of collective bargaining arrangement, requiring contributions	December 31, 2013

Minimum contributions required	$5.50 per labor hour

NOTE 5.	LEASE OBLIGATIONS

The Company leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2013 to 2075 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $27,236, $28,692 and $612 for fiscal years 2012, 2011 and 2010, respectively.

At December 31, 2012, obligations under the Company’s operating leases with initial or remaining non-cancellable lease terms longer than one year and capital leases were as follows.

	2013	2014	2015	2016	2017	2018 and after
Operating Lease Obligations	$18,278	$16,100	$12,895	$10,240	$9,138	$49,528

The Company incurred no interest expense related to capital leases in 2012, 2011 or the ten day period ended December 31, 2010.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	RELATED PARTY TRANSACTIONS

There were no related party freight revenues in the three year period ended December 31, 2012 and there were no related party receivables included in accounts receivable on the consolidated balance sheets at December 31, 2012 or 2011 except contained in the caption Accounts Receivable Related Party, related to the receivable from Finn related to the Acquisition and certain subsequent payments associated with the wind-down of the pre-Acquisition share-based compensation plan. $14,284 of the receivable amount at December 31, 2012 related to a portion of the funding of the Acquisition purchase price represented the intrinsic value of the share-based compensation for certain non-executive level employees. Per the share-based compensation plan, which was assumed by Finn (See Note 12), on a change of control, as defined in the American Commercial Lines 2008 Omnibus Incentive Plan; outstanding awards either vested and paid or had to be rolled over to equity of the acquirer. The payout of the non-executive level employees was paid with proceeds of an advance on the Company’s Credit Facility. The amount of the advance is shown as a receivable from Finn.

On February 15, 2011 the Company’s indirect parent, ACL I, completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional PIK Notes. Selection of the interest payment method is solely a decision of ACL I. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to the Company’s stockholder to redeem equity advanced in connection with the acquisition of the Company by certain affiliates of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. These notes are unsecured and not guaranteed by any subsidiaries of ACL I.

During 2012 and 2011 the Company paid a management fee of $5,000 to Platinum Advisors, LLC.

NOTE 7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fuel Hedge Swap Receivables (Payables)	$30	$30	$(1,012)	$(1,012)
Liabilities:
Credit Facility	212,128	212,128	155,078	155,078
Notes	223,590	216,600	229,147	219,000

The fuel hedge swaps are valued at quoted rates for identical instruments, or Level 1 inputs as to fair value. The carrying value of the revolving credit facility bears interest at floating rates and therefore approximates its fair value. The Senior Notes were recorded at fair value in purchase price accounting based on quoted market rates at December 21, 2010 which has been amortized on the effective interest rate as a reduction of interest expense in the amount of $5,557 for the year ended December 31, 2012, $5,695 for the year ended December 31, 2011 and $158 in the period from December 22, 2010 to December 31, 2010. The fair value of the Senior Notes continues to be based on quoted market sources, which are Level 1 inputs as to fair value.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their respective carrying amount which approximates fair value because of the short term maturity of these instruments.

Fuel Price Risk Management

The Company has price risk for fuel purchased for use in its vessels. From time to time The Company has utilized derivative instruments to manage volatility in fuel cash outflows. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the following table by quarter for the year ended December 31, 2012. As hedged fuel is used, any gains or losses incurred are recorded as a decrease or increase to fuel expense, a component of cost of sales. Fuel hedging transactions are also identified as hedging transactions for tax purposes.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Other comprehensive gain at December 31, 2012 of $17 and other comprehensive loss at December 31, 2011 of ($652) consisted of gains (losses) on fuel hedging, net of the related tax provisions (benefits) of $11 and ($380), respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amount and fair values of CBL’s financial instruments, which are recorded in Other Current Assets, are as follows.

		Fair Value of Measurements at
Description	12/31/2012	Markets for Identical Assets
Fuel Price Swaps	$30	$30

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, the increase in the fair value of the financial instruments is recorded as a net receivable of $30 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in an increase to fuel expense of $17 for the year 2012. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2011	19,400	$(1,012)
1st Quarter 2012 Fuel Hedge (Income)	(5,900)	(1,679)
1st Quarter 2012 Changes	—	5,388
2nd Quarter 2012 Fuel Hedge (Income)	(5,700)	(603)
2nd Quarter 2012 Changes	1,800	(5,260)
3rd Quarter 2012 Fuel Hedge Expense	(5,200)	891
3rd Quarter 2012 Changes	720	2,735
4th Quarter 2012 Fuel Hedge (Income)	(3,660)	(91)
4th Quarter 2012 Changes	720	(339)

Fuel Price Swaps at December 31, 2012	2,180	$30

NOTE 8.	CONTINGENCIES

During the year ended September 30, 2012 the Company resolved the remaining contingencies as to the amount of insurance proceeds to be received arising from a settlement of certain claims under a replacement property policy for 2011 flood damage to the Company’s terminal located in Memphis, Tennessee and proceeds were received from the insurer. An $11,442 gain was recognized related to this settlement, representing the net proceeds was recorded as a reduction of claims expense included in materials, supplies and other costs as a component of cost of sales transportation and services.

The nature of our business exposes us to the potential for legal proceedings relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. (“IQ”) filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware (the “Delaware Court”). Among other things, the appraisal petition seeks a judicial determination of the fair value of IQ’s 250,000 shares of common stock pursuant to 8 Del. C. § 262, and order by the Delaware Court directing ACL to pay IQ fair value of its shares as of the effective date of the Acquisition, taxes, attorney’s fees, and costs and interest from the effective date of the Acquisition through the date of the judgment. A trial was held in October 2012. The Company recently received a ruling in which the Court did not specify a number, but explained what inputs the parties should use to determine the fair value. The Company filed a Motion of Reargument. Funds sufficient to pay the acquisition price of the stock are held in a paying agent account. While it is not possible at this time to determine the specific outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, results of operations or cash flows.

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

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named in various lawsuits stemming from an incident on July 23, 2008, involving from an ACL LLC’s tank barge that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. ACL completed the cleanup of the oil spill and is processing claims properly presented, documents and recoverable under the Oil Spill Act of 1990 (“OPA 90”). A recent ruling by the United States District Court for the Eastern District of Louisiana held that ACL was not at fault for the incident. This ruling does not exonerate ACL from the liabilities under OPA 90. ACL LLC has filed a Notice of Appeal, Laurin Maritime (America) Inc., Laurin Maritime AB, Whitefish Shipping Company Limited, M/V TINTOMARA, and Anglo-Atlantic Steamship Company Limited has filed a Notice of Cross-Appeal. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-ev-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill and to certain claimants for damages cognizable under OPA 90, a civil penalty under the Clean Water Act in an amount to be determined at trail as well as a claim for natural resources damages. ACL and ACL LLC have various insurance polices covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities relating to the spill are significant, we believe the company has satisfactory insurance converge and other legal remedies to cover substantially all of the cost.

Approximately 680 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2018. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 (“UMW”) at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

NOTE 9.	BUSINESS SEGMENTS

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

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at the lower of cost or fair market value and intersegment profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Eliminations	Total

January 1, 2012 to December 31, 2012
Total revenue	$687,682	$209,459	$(85,584)	$811,557
Intersegment revenues	504	85,080	(85,584)	—

Revenue from external customers	687,178	124,379	—	811,557
Operating expense
Materials, supplies and other	192,973	—	—	192,973
Rent	26,658	—	—	26,658
Labor and fringe benefits	113,432	—	—	113,432
Fuel	163,698	—	—	163,698
Depreciation and amortization	96,347	—	—	96,347
Taxes, other than income taxes	11,316	—	—	11,316
Gain on Disposition of Equipment	(9,013)	—	—	(9,013)
Cost of goods sold	—	111,343	—	111,343

Total cost of sales	595,411	111,343	—	706,754
Selling, general & administrative	39,962	3,782	—	43,744

Total operating expenses	635,373	115,125	—	750,498

Operating income	$51,805	$9,254	$—	$61,059

Segment Assets	$1,187,073	$82,564	$—	$1,269,637
Goodwill	$15,122	$2,570	$—	$17,692
Property additions	$239,958	$3,010	$—	$242,968

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Eliminations	Total

January 1, 2011 to December 31, 2011
Total revenue	$722,244	$171,477	$(40,784)	$852,937
Intersegment revenues	1,149	39,635	(40,784)	—

Revenue from external customers	721,095	131,842	—	852,937
Operating expense
Materials, supplies and other	239,653	—	—	239,653
Rent	27,856	—	—	27,856
Labor and fringe benefits	114,812	—	—	114,812
Fuel	171,607	—	—	171,607
Depreciation and amortization	101,016	—	—	101,016
Taxes, other than income taxes	12,344	—	—	12,344
Gain on Disposition of Equipment	(2,022)	—	—	(2,022)
Cost of goods sold	—	127,871	—	127,871

Total cost of sales	665,266	127,871	—	793,137
Selling, general & administrative	54,190	1,940	—	56,130

Total operating expenses	719,456	129,811	—	849,267

Operating income	$1,639	$2,031	$—	$3,670

Segment Assets	$1,108,482	$96,309	$—	$1,204,791
Goodwill	$15,122	$2,570	$—	$17,692
Property additions	$67,984	$2,430	$—	$70,414

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Eliminations	Total

December 22, 2010 to December 31, 2010
Total revenue	$19,652	$4,986	$(50)	$24,588
Intersegment revenues	50	—	(50)	—

Revenue from external customers	19,602	4,986	—	24,588
Operating expense
Materials, supplies and other	6,311	—	—	6,311
Rent	570	—	—	570
Labor and fringe benefits	3,102	—	—	3,102
Fuel	3,986	—	—	3,986
Depreciation and amortization	2,532	—	—	2,532
Taxes, other than income taxes	330	—	—	330
Gain on Disposition of Equipment	—	—	—	—
Cost of goods sold	—	4,837	—	4,837

Total cost of sales	16,831	4,837	—	21,668
Selling, general & administrative	8,029	66	—	8,095

Total operating expenses	2,486	4,903	—	29,763

Operating (loss) income	$(5,258)	$83	$—	$(5,175)

Property additions	$—	$—	$—	$—

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	QUARTERLY DATA (UNAUDITED)

All data in the following table reflects the reclassification of Summit and EBDG to discontinued operations. See Note 13.

	2012
	1st	2nd	3rd	4th	Total
Operating Revenue	$218,137	$218,671	$166,885	$207,864	$811,557
Gross Profit	25,684	30,327	19,046	29,746	104,803
Operating Income	15,463	17,820	7,100	20,676	61,059
(Loss) Income from Continuing Operations	(620)	859	(6,046)	3,408	(2,399)
Discontinued Operations, Net of Tax	26	—	—	—	26

	2011
	1st	2nd	3rd	4th	Total
Operating Revenue	$177,133	$199,864	$231,436	$244,504	$852,937
Gross Profit (Loss)	2,432	(2,810)	24,132	36,046	59,800
Operating (Loss) Income	(15,644)	(15,827)	11,726	23,415	3,670
(Loss) Income from Continuing Operations	(16,413)	(20,926)	(321)	5,036	(32,624)
Discontinued Operations, Net of Tax	(97)	134	85	367	489

CBL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns. However, in 2012 the severe drought conditions experienced primarily in the second half of the year significantly impacted the grain harvest and resulting low water levels reduced the amount of cargo transported.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 31, 2012, and December 31, 2011, consists of the following:

	2012	2011
Pension liability, net of tax provision of $20,768 and $14,998, respectively	$(34,855)	$(24,649)
Post retirement liability, net of tax benefit of $768 and $39, respectively	1,304	142
Gain (Loss) on fuel hedge, net of tax (provision) benefit of ($11) and $380, respectively	17	(652)

	$(33,534)	$(25,159)

NOTE 12.	SHARE-BASED COMPENSATION

In 2011 Finn adopted the Finn Holding Corporation 2011 Participation Plan (the “Plan”). The purpose of the Plan is to provide incentive compensation to key employees of the Company by granting performance units. The value of the performance units is related to the appreciation in the value of the Company from and after the date of grant and the performance units vest over a period specified in the applicable award agreement. The Plan may be altered, amended or terminated by the Company at any time. Participants in the Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company or during a short period following the participant’s death.

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the common stock of Finn then held by its stockholders and (2) A “qualifying distribution” in which Finn pays a cash dividend. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Plan. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan.

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by terminating executives resulting in 11,385,000 outstanding. During the year ended December 31, 2012, 17,595,000 units were issued and 920,000 forfeited, resulting in 28,060,000 outstanding awarded units. Since the grant date for an award of equity instruments is the date that an employee begins to benefit from or be adversely affected by subsequent changes in the price of the employer’s equity shares and due to the fact that there is no active market for Finn shares the awards and the fact that the Participation Plan is amendable and terminable by Finn at any time the grant date has not been deemed to have occurred, Further, since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized as of December 31, 2012, nor will be until a grant date is deemed to have occurred and the qualifying event(s) becomes probable and can be estimated. At no time during the year did the outstanding grants exceed the maximum authorized units

The Company is accounting for this Plan in accordance with FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date nor will be until the qualifying event(s) becomes probable and can be estimated. Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”). According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.

Prior to 2009, share-based awards were made to essentially all employees. Since 2009 the Company restructured its compensation plans and share-based awards were granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in periods ending after 2009. No share-based awards were granted under this Plan in 2011.

For all share-based compensation under the Plan, as participants render service over the vesting periods, expense has been recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation was the closing market value on the date of grant. Adjustments to estimated forfeiture rates have been made when actual results were known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates became evident.

Effective as of the date of the Acquisition, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by CBL was recorded as an element of the related party receivable balance on the consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At December 31, 2011, 8,799 shares remain available under the Plan for future awards, but there is no intention that any further awards will be granted under the Plan.

During the first quarter of 2011, after the issuance of $250,000 of unsecured PIK Notes by ACL I, (See Note 6), Finn declared a dividend of $258.50 per share for each outstanding share of its common stock. The dividend was paid to Finn shareholders during the first three months. This reduced Finn’s initial capitalization from $460,000 to $201,500.

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

During 2010, no share-based compensation awards were made after March 31, 2010. During the quarter ended March 31, 2010 the following share-based awards were issued to directors and employees under the Plan: stock options for 110,451 ACL shares (approximately 7,924 Finn Holding shares) with an average strike price of $22.01 ($306.81 per option post-conversion), 121,476 restricted stock units (approximately 8,715 post-conversion shares) and 28,413 performance shares (approximately 2,038 post-conversion shares). The terms of all of the awards were essentially the same as prior grants under the Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors. The fair value of the restricted stock units and performance shares was $22.01 ($306.81 adjusted for the conversion), the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.7%, 6 years and 175.7% for the majority of the issued options. Certain options issued to the board of directors had a slightly shorter expected term. Options granted had a computed average fair value of $14.15 per option ($197.24 post conversion).

NOTE 13.	DISCONTINUED OPERATIONS

During the fourth quarter of 2011, the Company’s investment in EBDG was sold for cash proceeds of $1,629.

The sales and the operating results of Summit and EBDG have been reported as Discontinued Operations net of applicable taxes for all periods presented.

Discontinued Operations, net of tax consist of the following. (EBDG had a loss of $46 in the ten days ended December 31, 2010.)

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
Revenue	$—	$5,932	$7,865
Cost of Sales	—	2,212	3,139
Selling, General and Administrative	13	3,509	4,165
Other Income	—	—	(13)
Interest Income	—	(18)	—
Gain on Sale	(39)	(416)	—

Income from Discontinued Operations Before Income Tax	26	645	574
Income Tax	—	156	—

Income from Discontinued Operations	$26	$489	$574

Note: No CBL Predecessor/CBL Successor breakdown is provided for this table due to insignificance.

NOTE 14.	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT

Finn Holding Corporation (owned primarily by certain affiliates of Platinum Equity, LLC) Acquisition of ACL

On December 21, 2010, Finn through the merger of Merger Sub, a wholly owned subsidiary of Finn Intermediate Holding Corporation, subsequently renamed ACL I Corporation, (both of whom had no other business activity outside the acquisition) with ACL, completed the acquisition of all of the outstanding equity of ACL, which had its common shares publicly traded since October 7, 2005. ACL is the direct parent of CBL. The purchase price has been allocated and pushed down to the Company. The impacts of the purchase accounting fair valuations are reflected in earnings of the CBL for the year ended December 31, 2011 and the ten-day period ended December 31, 2010.

The funding of the purchase was made by cash of $460,000 invested in ACL I. $317,200 was paid to the transfer agent to purchase all outstanding shares of the ACL not held by affiliates of Sam Zell (“Zell Affiliates”), the largest ACL shareholder. The purchase price was $33.00 per share for the 9,612,110 outstanding shares. $101,077 was also paid to the Zell Affiliates for their 3,234,474 shares bringing the total cash invested to $418,277. As further discussed in Note 12 certain participants in the share-based compensation plans of ACL (specifically all non-executive participants, including former board members) were paid a total of $14,284 representing the intrinsic value of their vested and unvested shares at the acquisition date computed by multiplying the number of restricted stock units and performance restricted stock units by $33.00 per unit, with “in the money” non-qualified stock options valued by $33.00 minus the strike prices of the underlying options. This payment was funded by the Company and represents a receivable from Finn on the Company balance sheet at the acquisition date. This brought the total consideration paid to $432,561. In addition the Company entered into the concurrently funded obligations under the Company’s Credit Facility in the amount of $169,204 including obligation for the payment of $15,170 in debt costs which were paid out of the initial draw down on the Credit Facility. These debt costs were capitalized and will be amortized to interest expense on the effective interest method over the expected life of the Credit Facility. All expenses associated with the transaction ($6,331 in the CBL Predecessor period and $7,688 in the CBL Successor period in selling, general and administrative expenses) have been expensed by the parties who incurred the expenses. As further discussed in Note 2, the Company had previously issued the Notes which remain in place. At the Acquisition date these Notes were trading at 117.5, yielding a fair market value of $235,000 on the acquisition date.

The summation of the consideration paid is in the following table.

Paid to Zell Affiliates	$101,077
Paid to remaining shareholders	317,200
Payments to Share-based comp holders	14,284
Assumed Credit Facility	169,204
Fair value of the 2017 Senior Notes	235,000

Purchase price	$836,765

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of the Purchase Price

The purchase price has been allocated as indicated in the following table based primarily on third party appraisal of the major assets and liabilities. These adjustments to fair value are based on Level 3 inputs as to their fair values. The amounts allocated to goodwill consist primarily of the value of the Company’s assembled workforces in its transportation and manufacturing segments, in the amount of $15,122 and $2,570 respectively. The amount of goodwill is not tax deductible.

Cash and cash equivalents	$22,468
Trade receivables acquired	90,693
Other working capital, net	(29,958)
Land	20,002
Buildings/Land Improvements	42,187
Boats	294,534
Barges	543,403
Construction-in-progress	13,110
Other long-lived tangible assets	67,780
Favorable charter contracts	25,761
Other long term assets	23,841
Equity Investments	5,725
Jeffboat tradename and intangibles	4,500
Unfavorable contracts	(61,300)
Pension and post retirement	(35,102)
Other long-term liabilities	(1,150)
Net deferred tax	(207,421)
Goodwill	17,692

Total	$836,765

ACL I CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions and Impairments —

In December 2011 the Company disposed of its interest in EBDG. Due to the sale all results of operations are reflected in discontinued operations. See Note 1 and Note 13. In the first quarter 2010 twelve boats were sold and one returned to service. Three boats were placed into held for sale in the second quarter 2010. During 2011 one boat was returned to service, one boat was sold and two additional boats were placed into held for sale status. For the year ended December 31, 2012, one boat previously classified as held for sale was sold leaving two boats actively being marketed.

	Amount	Number of Boats
Balance at December 31, 2009	$3,531	13
1st Quarter 2010 Returned to Service	(693)	(1)
1st Quarter 2010 Sales	(2,838)	(12)
2nd Quarter 2010 Additions to Held for Sale	1,703	3
4th Quarter 2011 Impact of purchase accounting on Held for Sale	430	—

Balance at December 31, 2010	2,133	3

1st Quarter Returned to Service	(910)	(1)
3rd Quarter Sale	(341)	(1)
4th Quarter 2011 Additions to Held for Sale	730	2

Balance at December 31, 2011	1,612	3

3rd Quarter Sale	(301)	(1)

Balance at December 31, 2012	$1,311	2

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

NOTE 15.	EXIT ACTIVITIES

Since 2010 the Company has executed several cost reduction initiatives. There were no changes for such initiatives in 2012. Charges of $2,710 and $1,790 were recorded as a component of selling, general and administrative expense in 2012, 2011 and 2010, respectively, related to these actions and to the restructuring of the Company’s management team after the acquisition. Affected employees received their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company or on their employment contract in the case of senior management changes. At December 31, 2011, the remaining liability was insignificant.

NOTE 16.	SUBSEQUENT EVENTS

On March 22, 2013, the Borrowers amended the Credit Facility pursuant to the Third Amendment to Credit Agreement (the “Credit Facility Amendment”) to increase the total revolving commitments under the Credit Facility by $75 million, from a total of $475 million to a total of $550 million. The Credit Facility Amendment also made certain modifications to the Credit Facility to permit the refinancing contemplated by the Term Loan Agreements referred to below (referred to as the “Refinancing.”)

On March 22, 2013, CBL entered into a Term Loan B Credit Agreement (the “Term Loan B Agreement”), by and among CBL, ACL, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Term B Agent”), which provides for a secured term loan of $450 million with a scheduled maturity date of September 22, 2019 (the “Term Loan B”). Borrowings bear interest at a floating rate which can be, at CBL’s option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) a base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% per annum or a base rate floor of 2.25% per annum, as applicable. The applicable margin for the Term Loan B is 6.25% per annum for LIBOR rate loans and 5.25% per annum for base rate loans. CBL’s obligations under the Term Loan B will be guaranteed by ACL and each of its current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (subject to customary exceptions), and will be secured by a first lien on the real property and equipment owned by Jeffboat (“Jeffboat Released Assets”) and a second lien on substantially all of their other assets (second in priority to the liens securing the Credit Facility and other permitted liens), including capital stock of subsidiaries (subject to certain exceptions). The Term Loan B Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, amendments of certain debt documents and organizational documents, prepayments of junior debt and changes in business. The negative covenants are subject to the customary exceptions. There are no financial covenants included in the Term Loan B Agreement.

On March 22, 2013, CBL also entered into a Term Loan C Credit Agreement (the “Term Loan C Agreement”, and together with the Term Loan B Agreement, the “Term Loan Agreements”), by and among CBL, ACL, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Term C Agent”), which provides for a secured term loan of $200 million with a scheduled maturity date of March 22, 2020 (the “Term Loan C”). Borrowings bear interest at a floating rate which can be, at CBL’s option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) a base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% per annum or a base rate floor of 2.25% per annum, as applicable. The applicable margin for the Term Loan C is 9.50% per annum for LIBOR rate loans and 8.50% per annum for base rate loans. CBL’s obligations under the Term Loan C will be guaranteed by ACL and the Subsidiary Guarantors under the Term Loan B Agreement, and will be secured by a second lien on the Jeffboat Released Assets (second in priority to the liens securing the Term Loan B) and a third lien on substantially all of their other assets (third in priority to the liens securing the Credit Facility, the Term Loan B and other permitted liens). The Term Loan C Agreement contains customary representations and warranties and customary affirmative and negative covenants, consistent with the Term Loan B Agreement. There are no financial covenants included in the Term Loan C Agreement.

On March 22, 2013, a portion of the net proceeds from the Refinancing were used to satisfy and discharge the obligations under (i) the indenture governing CBL’s 12 1/2% Notes and (ii) the indenture governing the Company’s PIK Notes. In connection therewith, all of the Notes will be redeemed following the expiration of the requisite 30-day notice period, which notice period begins on March 22, 2013 (the “Redemption Date”).

The PIK Notes will be redeemed at 105% of the principal amount thereof plus accrued and unpaid interest to the Redemption Date. The 12 1/2% Notes will be redeemed at 100% of the principal amount thereof plus the Applicable Premium (as defined in the indenture governing the 12 1/2% Notes) and accrued and unpaid interest to, but not including, the Redemption Date.

In addition, proceeds of the Refinancing were used to fund a $201.5 million dividend to the shareholders of the Company’s ultimate parent, Finn Holding Corporation.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors of Commercial Barge Line Company

We have audited the accompanying consolidated balance sheets of Commercial Barge Line Company (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for the years ended December 31, 2012, 2011 and the period from December 22, 2010 through December 31, 2010 (CBL Successor) and the period from January 1, 2010 through December 21, 2010 (CBL Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Barge Line Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and the period from December 22, 2010 through December 31, 2010 (CBL Successor), and the period from January 1, 2010 through December 21, 2010 (CBL Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 29, 2013

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	CBL Successor			CBL Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 22, 2010 to December 31, 2010	January 1 to December 21, 2010
Revenues
Transportation and Services	$687,178	$721,095	$19,602	$613,065
Manufacturing	124,379	131,842	4,986	85,054

Revenues	811,557	852,937	24,588	698,119

Cost of Sales
Transportation and Services	595,411	665,266	16,830	517,080
Manufacturing	111,343	127,871	4,838	82,504

Cost of Sales	706,754	793,137	21,668	599,584

Gross Profit	104,803	59,800	2,920	98,535
Selling, General and Administrative Expenses	43,663	56,095	8,095	43,554

Operating Income (Loss)	61,140	3,705	(5,175)	54,981

Other Expense (Income)
Interest Expense	31,278	29,963	805	37,923
Debt Retirement Expenses	—	—	—	8,701
Other, Net	(864)	(968)	(19)	(313)

Other Expenses	30,414	28,995	786	46,311

Income (Loss) from Continuing Operations Before Taxes	30,726	(25,290)	(5,961)	8,670
Income Taxes (Benefit)	9,986	(10,610)	628	5,540

Income (Loss) from Continuing Operations	20,740	(14,680)	(6,589)	3,130
Discontinued Operations, Net of Tax	26	489	(46)	620

Net Income (Loss)	$20,766	$(14,191)	$(6,635)	$3,750

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	CBL Successor			CBL Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 22, 2010 to December 31, 2010	January 1 to December 21, 2010
Net Income (Loss)	$20,766	$(14,191)	$(6,635)	$3,750
Other Comprehensive Income (Loss)
Change in fair value of cash flow hedges (Net of Tax Benefit / Expense).	669	(756)	104	(949)
Pension Liability (Net of Tax Expense)	(9,044)	(24,507)		(1,368)
Other			—	(1)

Other Comprehensive (Loss) Income	(8,375)	(25,263)	104	(2,318)

Total Comprehensive Income (Loss)	$12,391	$(39,454)	$(6,531)	$1,432

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	CBL Successor
	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$2,956	$938
Accounts Receivable, Net	76,859	87,368
Inventory	50,930	62,483
Deferred Tax Asset	4,407	6,390
Assets Held for Sale	1,311	1,612
Prepaid and Other Current Assets	18,180	19,308

Total Current Assets	154,643	178,099
Properties, Net	1,035,367	935,576
Investment in Equity Investees	4,340	6,470
Accounts Receivable, Related Party, Net	12,140	12,021
Goodwill	17,692	17,692
Other Assets	38,384	45,521

Total Assets	$1,262,566	$1,195,379

LIABILITIES
Current Liabilities
Accounts Payable	$39,427	$48,653
Accrued Payroll and Fringe Benefits	16,457	20,035
Deferred Revenue	11,906	15,251
Accrued Claims and Insurance Premiums	12,396	13,823
Accrued Interest	13,540	11,708
Customer Deposits	—	1,165
Other Liabilities	50,748	29,104

Total Current Liabilities	144,474	139,739
Long Term Debt	435,718	384,225
Pension and Post Retirement Liabilities	77,761	67,531
Deferred Tax Liability	182,014	178,602
Other Long Term Liabilities	32,216	46,335

Total Liabilities	872,183	816,432

SHAREHOLDER’S EQUITY
Other Capital	423,977	424,932
Retained Deficit	(60)	(20,826)
Accumulated Other Comprehensive Loss	(33,534)	(25,159)

Total Shareholder’s Equity	390,383	378,947

Total Liabilities and Shareholder’s Equity	$1,262,566	$1,195,379

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

(In thousands)

	Other Capital (1)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
CBL Predecessor
Balance at January 1, 2010	$23,668	$183,862	$411	$207,941
Excess Tax Benefit	(15)	—	—	(15)
Comprehensive Income:
Net Income	—	3,750	—	3,750
Other	—	(1)	—	(1)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments (Net of Tax Benefit)	—	—	(949)	(949)
Pension Liability (Net of Tax Benefit)	—	—	(1,368)	(1,368)

Balance at December 21, 2010	$23,653	$187,611	$(1,906)	$209,358

CBL Successor
Balance at December 22, 2010	$432,561	$—	$—	$432,561
Excess Tax Benefit of Share-based Compensation	2,926			2,926
Comprehensive Income:
Net Loss	—	(6,635)	—	(6,635)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments (Net of Tax Provision)	—	—	104	104

Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956

Cash Dividends	(7,842)	—	—	(7,842)
Excess Tax Benefit of Share-based Compensation	213	—	—	213
Other	(2,926)	—	—	(2,926)
Comprehensive Income:
Net Loss	—	(14,191)	—	(14,191)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments (Net of Tax Benefit)	—	—	(756)	(756)
Pension Liability (Net of Tax Benefit)	—	—	(24,507)	(24,507)

Balance at December 31, 2011	$424,932	$(20,826)	$(25,159)	$378,947

Cash Dividends	(978)	—	—	(978)
Excess Tax Benefit of Share-based Compensation	23	—	—	23
Comprehensive Income:
Net Income	—	20,766	—	20,766
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments (Net of Tax Provision)	—	—	669	669
Pension Liability (Net of Tax Benefit)	—	—	(9,044)	(9,044)

Balance at December 31, 2012	$423,977	$(60)	$(33,534)	$390,383

(1)	The Company has 1,000 authorized shares with par value of one cent each. Other capital includes the 10 outstanding shares that were issued at par during the CBL successor 10 day period ended December 31, 2010.

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	CBL Successor			CBL Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 22 to December 31, 2010	January 1 to December 21, 2010
OPERATING ACTIVITIES
Net Income (Loss)	$20,766	$(14,191)	$(6,635)	$3,750
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	101,351	109,018	2,860	45,253
Debt Retirement Costs	—	—	—	8,701
Debt Issuance Cost Amortization	(2,365)	(2,624)	(76)	5,162
Deferred Taxes	3,929	(14,408)	(1,600)	27,644
Gain on Property Dispositions	(9,040)	(2,048)	—	(9,019)
Contribution to Pension Plan	(7,330)	(8,831)	—	—
Share-Based Compensation	131	2,319	41	7,423
Gain on Insurance Claim	(11,442)	—	—	—
Other Operating Activities	(9,196)	(4,973)	59	(585)
Changes in Operating Assets and Liabilities:
Accounts Receivable	10,509	(4,715)	1,661	(8,896)
Inventory	11,553	(11,649)	1,802	(9,850)
Other Current Assets	12,245	16,757	5,070	(20,267)
Accounts Payable	(11,248)	1,035	2,593	10,759
Accrued Interest	1,832	41	881	(2,246)
Other Current Liabilities	10,914	(2,514)	1,376	(2,457)

Net Cash Provided by Operating Activities	122,609	63,217	8,032	55,372

INVESTING ACTIVITIES
Property Additions	(242,968)	(70,414)	—	(57,798)
Proceeds from Settlement of Insurance Claim	14,450	—	—	—
Proceeds from Sale of Elliott Bay	—	1,629	—	—
Proceeds from Government Grants	—	—	—	2,552
Proceeds from Property Dispositions	18,734	3,860	—	7,337
Impact of Barge Scrapping Operations	34,565	6,556	—	7,753
Other Investing Activities	(836)	(7,397)	(1,735)	961

Net Cash Used in Investing Activities	(176,055)	(65,766)	(1,735)	(39,195)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	256,551	245,649	—	169,204
Revolving Credit Facility Repayments	(199,501)	(240,880)	(18,894)	(154,518)
Bank Overdrafts on Operating Accounts	2,022	2,963	(9,090)	6,356
Debt Issuance/Refinancing Costs	(360)	(323)	—	(15,402)
Short Term Debt Repayments	(2,293)	—	—	—
Dividends Paid	(978)	(7,842)	—	—
Excess Tax Benefit of Share-based Compensation	23	213	2,926	(15)
Other Financing Activities	—	—	—	(532)

Net Cash Provided by (Used in) Financing Activities	55,464	(220)	(25,058)	5,093

Net Increase (Decrease) in Cash and Cash Equivalents	2,018	(2,769)	(18,761)	21,270
Cash and Cash Equivalents at Beginning of Period	938	3,707	22,468	1,198

Cash and Cash Equivalents at End of Period	$2,956	$938	$3,707	$22,468

Supplemental Cash Flow Information:
Interest Paid	$30,253	$31,149	$—	$32,852
Tax Refunds Received — Net	(6)	(11,111)	—	(4,859)

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1.    ACCOUNTING POLICIES

REPORTING ENTITY

Commercial Barge Line Company (“CBL”) is a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to CBL and its subsidiaries on a consolidated basis.

The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. Until its sale in December 2011, the Company also owned Elliott Bay Design Group (‘EBDG’), an operation engaged in naval architecture and engineering which was significantly smaller than the transportation or manufacturing segments. The results of operations of EBDG have been reclassified into discontinued operations for all periods presented. See Note 13.

The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation, and their subsidiaries. Prior to 2010, CBL was responsible for corporate income taxes. Following the Acquisition, defined below, CBL files as part of the consolidated federal tax return of its indirect parent Finn Holding Corporation (“Finn”). CBL does not conduct any operations independent of its ownership interests in the consolidated subsidiaries.

CBL is a wholly owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn. Finn is owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). On December 21, 2010, the acquisition of ACL by Platinum (the “Acquisition”, in all instances of usage, See Note 14 for further information) was consummated. The Acquisition was accomplished through the merger of Finn Merger Corporation (“Finn Merger”), a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into ACL. The assets of ACL consist principally of its ownership of all of the stock of CBL. In connection with the Acquisition the purchase price has been allocated in these statements as of the Acquisition date and results of operations for the year ended December 31, 2011 and the 10 day period ending on December 31, 2010 have been separately stated herein. All amounts in these financial statements designated “CBL Predecessor” refers to periods prior to the Acquisition and all amounts designated “CBL Successor” refer to periods after the Acquisition.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the results of operations, cash flows and consolidated balance sheets of CBL and its wholly-owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated. Net amounts receivable from ACL, ACL I and Finn are reflected on the consolidated balance sheets in Accounts Receivable, Related Party, Net.

Investments in companies that are not majority-owned are accounted for under the equity method or at cost, depending on the extent of control during the period presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical and prescription drug claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated future cash flows of its reporting entities, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. CBL has, from time to time, cash in banks in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following.

	December 31, 2012	December 31, 2011
Accounts Receivable	78,908	88,375
Allowance for Doubtful Accounts	(2,049)	(1,007)

	$76,859	$87,368

CBL maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on the Company’s specific knowledge of a customer’s financial condition or a percentage of past due accounts. Accounts are charged to the allowance when management determines that the accounts are unlikely to be collected. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered.

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31, 2012	December 31, 2011
Raw Materials	$23,381	$26,865
Work in Process	3,335	8,232
Parts and Supplies(1)	24,214	27,386

	$50,930	$62,483

(1)	Net of reserves for obsolete and slow moving inventories of $455 and $622 at December 31, 2012 and 2011, respectively.

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets include estimated claims receivable from insurance carriers of $9,455 at December 31, 2012 and $9,636 at December 31, 2011. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASSETS AND ASSET CAPITALIZATION POLICIES

Asset capitalization policies have been established by management to conform to U.S. generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing or developing software are capitalized and included in Other Assets and amortized over the estimated economic life of the software.

New barges built for the transportation segment by the manufacturing segment are capitalized at cost. Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges, which also extends their economic life, or replacement of or major overhaul of boat engines, which enhances the fuel efficiency or power production of the boats.

Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such as steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value of the underlying assets limited by the discounted net cash flows or other estimates of fair value of the group.

There were no losses on assets held for sale in 2012 and 2011. A gain on assets held for sale of ($4) was recorded in the period ended December 21, 2010 which is included in cost of sales — transportation in the consolidated statement of operations. The recoverability of indefinite-lived intangible assets (e.g., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the December 31, 2012 estimated fair value to its carrying value.

Impairment losses of $188 for software and $940 for equipment tooling were incurred in 2012, due to decisions not to continue the specific software and tooling. The losses are recorded in selling, general and administrative expenses — transportation in the consolidated statement of operations. There were no impairment losses related to goodwill or intangible assets in 2012 or 2011. A loss of $133 was recorded in 2010, for the closure of an office in Houston. This loss was reported as selling, general and administrative costs in the consolidated statement of operations. This amount relates to additional exposure on final settlement of the lease which was terminated in 2010.

PROPERTIES, DEPRECIATION AND AMORTIZATION

At the Acquisition date the long-lived assets of the Company were revalued at estimated fair value which was higher than CBL Predecessor book values. Depreciation expense, calculated on a straight line basis according to estimated useful life, was $99,455 and $106,537 for the year ended December 31, 2012 and 2011, respectively. Depreciation expense was $42,901 for the period from January 1, 2010 to December 21, 2010 and $2,879 for the 10 day period ended December 31, 2010.

Property additions subsequent to the Acquisition are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Improvements to leased property are amortized over the shorter of their economic life or the respective lease term. Equipment is depreciated from 5 to 42 years.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties consist of the following:

	December 31, 2012	December 31, 2011
Land	$19,641	$19,641
Buildings and Improvements	56,995	56,738
Equipment	1,143,629	962,118

	1,220,265	1,038,497
Less Accumulated Depreciation	184,898	102,921

	$1,035,367	$935,576

INTANGIBLE ASSETS

Intangible assets, stemming from the Acquisition, and having useful lives of 20 years for the trade names and 5 years for the favorable leases, are included in other assets in the consolidated balance sheets and consist of the following.

	December 31, 2011	Amortization	December 31, 2012
Tradenames — Jeffboat	$3,966	$215	$3,751
Favorable Leases — ACLLC	18,732	5,712	13,020

Total Intangibles other than Goodwill	$22,698	$5,927	$16,771

Acquisition Goodwill	17,692	—	17,692

Total Intangibles and Goodwill	$40,390	$5,927	$34,463

Future intangible amortization expense is estimated to be as follows:

2013	5,566
2014	4,897
2015	2,738
2016	490
2017	404

CBL also has capitalized software of $8,789 at December 31, 2012 and $8,358 at December 31, 2011, which is included in Other Assets. Software amortization expense was $1,681, $2,072 and $2,282 for the fiscal years 2012, 2011 and 2010, respectively. (CBL Successor software amortization expense was $67 for the 10 day period ended December 31, 2010 and CBL Successor and other intangible amortization credit of $86 in the 10 day period ended December 31, 2010).

INVESTMENTS IN EQUITY INVESTEES

The Investment in Equity Investees balance at December 31, 2012 consists of small individual equity investments in three domestic ventures: Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and MarineNet LLC. The Company holds 50% or less of the equity interest in each investee and does not exercise control over any entity. Earnings related to CBL’s equity method investees in aggregate were $586, $608 and $480 for fiscal years 2012, 2011 and 2010, respectively. Dividends received related to CBL’s equity method investees in aggregate were $2,716, $263 and $428 for fiscal years 2012, 2011 and 2010, respectively. CBL Successor

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings were $19 in the 10 day period ended December 31, 2010. These earnings are included in other income in the consolidated statements of operations. As of the Acquisition these investments were recorded at their respective fair values. See Note 14. The difference between the fair value and our interest in the underlying net assets will be amortized over a period of five years from the date of the Acquisition.

DEBT COST AMORTIZATION

CBL amortizes debt issuance costs and fees over the term of the debt using the effective interest method. Amortization of debt issuance costs was $3,192, $3,071 and $12,794 for the fiscal years 2012, 2011 and 2010, respectively, and is included in interest expense (scheduled amortization) and debt retirement expenses (as to write offs.) in the consolidated statement of operations. Amortization of debt issuance cost for 2010 includes $8,701, from the early retirement of debt, see Note 2. CBL Successor amortization of debt issuance cost was $82 and there were no debt retirement costs incurred in the 10 day period ended December 31, 2010. At the Acquisition the unamortized debt cost related to the issuance of the Notes of $4,830 were eliminated in the purchase price accounting. Unamortized debt issuance cost of $9,589 relates to the Company’s Credit Facility (see Note 2) and is recorded in other assets in the consolidated balance sheet at December 31, 2012.

DEBT PREMIUM/DISCOUNT

On July 7, 2009, CBL issued $200,000 of senior notes (the “Notes”). Subsequent to the Acquisition these Notes are recorded at their fair value at the Acquisition date. See Note 14. In periods prior to the Acquisition, the difference between the stated principle amount of the Notes and their fair value at inception (discount) was amortized using the effective interest method over the life of the Notes. The amortization of the discount was $1,150 in fiscal year 2010 and is included in interest expense in the consolidated statements of operations. Subsequent to the Acquisition the unamortized original issue discount of $7,948 was written off as part of the purchase price allocation. Also subsequent to the Acquisition date the Notes were revalued to fair value representing a premium of $35,000 at that date, which is being amortized as a reduction of interest expense over the remaining life of the Notes on the effective interest method. Amortization of the premium was $5,557 in 2012, $5,695 in 2011 and $158 in the 10 day period ended December 31, 2010.

DERIVATIVE INSTRUMENTS

Derivative instruments are recorded on the consolidated balance sheet at fair value. Though there were no derivatives not designated as hedges at any balance sheet date they would, if existent, be adjusted through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective or is excluded from the measurement of effectiveness is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices.

REVENUE RECOGNITION

The primary source of the Company’s revenue, freight transportation by barge, is recognized based on voyage percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur monthly or quarterly, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal billing process.

The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period when the amount expected to be billed and collected can be estimated. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized as it is billed.

Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the amount of time the equipment is under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer.

Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.

Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Ocean going vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways. CBL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hours incurred as a percent of estimated total hours for each vessel. CBL uses the completed contract method for barges built for Inland Waterways use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

EXPENSE ESTIMATES FOR HARBOR AND TOWING SERVICE CHARGES

Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required.

EXPENSE ESTIMATES FOR UNBILLED BOAT AND BARGE MAINTENANCE CHARGES

Many boat and barge maintenance activities are necessarily performed as needed to maximize the in-service potential of our fleets. Many of these services are provided by long time partners located along the entire length of the Inland Waterways. Estimates are therefore required for unbilled services at any period end in order to record services as they are received. Estimates are based upon historical work orders, trends and/or recent charges.

INSURANCE CLAIM LOSS DEDUCTIBLES AND SELF INSURANCE

Liabilities for insurance claim loss deductibles include accruals of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EMPLOYEE BENEFIT PLANS

Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting our results of operations. The Company was self-insured up to $300 per individual for medical benefits for current employees, per policy year. The self insured amount has been raised to $350 in 2013. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. For the Company these items primarily include all assets and liabilities of the Company at the December 21, 2010 Acquisition date. From time to time the Company also evaluates long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests. Other than the purchase accounting adjustments described in Note 14 there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined by accounting standards as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. This accounting standard establishes a fair value hierarchy known as “the valuation hierarchy” that prioritizes the information used in measuring fair value as follows:

Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3 Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

RECENTLY ISSUED ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by CBL changed our former presentation, but did not impact the components of other comprehensive income. The ASU is effective for 2012. ASU Number 2011-12 subsequently modified the effective date of certain provisions of the ASU concerning whether it is necessary to require entities to present

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The ASU is effective for fiscal periods beginning after December 15, 2011. The Company adopted the statement in 2012, however, the Company performed a quantitative assessment for goodwill in both reporting units and found both units passed step 1. There was no effect on the Company’s financial position, operations or cash flows from adoption.

ASU Number 2011-9 was issued in September 2011, amending Subtopic 715-80 Compensation-Retirement Benefits-Multiemployer Plans. The ASU requires expanded disclosures about an employer’s participation in multiemployer plans, including the plan name, identifying number, the level of an employer’s participation, information about funding status of the plan and the nature of the commitments to the plans. The ASU does not modify current accounting for such plans and therefore will not have an effect on the Company’s financial position, operations or cash flow. The ASU was adopted in 2012.

ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment was issued in July 2012. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this statement had no impact in 2012.

NOTE 2.    DEBT

	December 31, 2012	December 31, 2011
Credit Facility	$212,128	$155,078
Notes	200,000	200,000
Plus Purchase Premium	23,590	29,147

Long Term Debt	$435,718	$384,225

Concurrent with the Acquisition, on December 21, 2010, ACL, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”) entered into a new senior secured asset-based revolving credit facility (“Credit Facility”) which provides for borrowing capacity of up to an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015. Proceeds of the Credit Facility are available for use by the Borrowers and, subject to certain limitations, their subsidiaries for working capital and general corporate purposes. At the Acquisition, proceeds of the Credit Facility were used, in part, to fund the liquidation of ACL’s previous facility and certain expenses associated with the Acquisition.

The Borrowers may also use the Credit Facility to issue letters of credit up to a total of $50,000. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Facility agreement. The Borrowers are currently prohibited from incurring more than $390,000 of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations (other than unasserted contingent obligations) under the indenture governing the Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the Notes is replaced or amended or otherwise modified in a manner such that additional borrowings would be permitted. At the Borrowers’ option, the Credit Facility may be increased by $75,000, subject to certain requirements set forth in the credit agreement.

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

On July 7, 2009, CBL issued $200,000 aggregate principal amount of senior secured second lien 12.5 % notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL. At the Acquisition date the fair value of the Notes was $35,000 higher than the face amount. This amount is being amortized to interest expense using the effective interest method over the remaining life of the Notes.

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the credit agreement. Availability at December 31, 2012, exceeds the specified level by approximately $127,877. Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the Notes. The Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $1,500 at December 31, 2011, and, since July 1, 2009, there is $858 of available cumulative consolidated net income through December 31, 2012. No new capital contributions or equity offerings were made in fiscal 2011 or 2012.

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

In the partial year ended December 21, 2010 the Company wrote off $8,701 representing the unamortized balance of debt issuance costs related to its immediately then-existing July 2009 credit agreement which was replaced by the Credit Facility.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Borrowers are jointly and severally liable for all obligations under the Credit Facility.

ACL LLC, ACLTS and Jeffboat, as guarantors, are jointly and severally liable for all obligations under the Notes.

During all periods presented the Company has been in compliance with the applicable respective covenants contained in the Credit Facility.

The principal payments of long-term debt outstanding as of December 31, 2012, over the next five years and thereafter are as follows.

2013	$—
2014	—
2015	212,128
2016	—
2017	200,000
Thereafter	—

412,128
Unamortized debt premium	23,590

$435,718

Additionally, the Company entered into short term financing arrangements comprised of non-cash notes bearing interest of 2.7%, with monthly payments until June 2013, to finance various insurance premiums. Short term debt is classified with other current liabilities in the consolidated balance sheets.

NOTE 3.    INCOME TAXES

CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. Currently, tax years 2009 to 2012 have not been examined by tax authorities. The components of income tax expense, exclusive of income tax expense associated with discontinued operations, follow.

	CBL Successor			CBL Predecessor
	2012	2011	December 22, to December 31, 2010	January 1, to December 21, 2012

Income taxes currently (receivable) payable
Federal	$(6)	$19	$—	$(15,104)
State	—	—	—	(811)

	(6)	19	—	(15,915)

Deferred income tax (benefit) expense
Federal	11,496	(9,867)	565	19,541
State	(1,504)	(762)	63	1,914

	9,992	(10,629)	628	21,455

Total income taxes (benefit) expense	$9,986	$(10,610)	$628	$5,540

Income tax (benefit) attributable to other comprehensive (loss) income:	$(4,573)	$(15,250)	$62	$(1,579)

During 2012, 2011 and 2010, the amount of interest and penalties was insignificant. Interest and penalties are recognized in the consolidated financial statements as components of the provision for income taxes.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no uncertain tax positions at December 31, 2012, 2011 or 2010.

Income tax computed at federal statutory rates reconciled to income tax expense exclusive of income tax expense associated with discontinued operations as follows.

	CBL Successor			CBL Predecessor
	2012	2011	December 22 to December 31, 2010	January 1 to December 21, 2010

Tax (benefit) at federal statutory rate	$10,754	$(8,852)	$(2,103)	$3,146
State income taxes (benefit), net	660	(595)	41	(188)
Other:
Acquisition costs	—	—	2,690	1,104
Other miscellaneous items	(1,428)	(1,163)	—	1,478

Total income tax expense (benefit)	$9,986	$(10,610)	$628	$5,540

The components of deferred income taxes included on the balance sheet are as follows.

	December 31, 2012	December 31, 2011
DEFERRED TAX ASSETS:
Reserve for bad debts	$760	$1,641
Inventory adjustments	169	233
Employee benefits and compensation	3,276	4,363
Other accruals	141	56
Warranty accruals	61	97

CURRENT DEFERRED TAX ASSET	$4,407	$6,390

Net Operating Loss Carryforward (expires 2031)	$41,351	$28,152
Accrued claims	703	1,138
Accrued pension — ACL plan long-term	28,261	23,976
Unfavorable contract	11,946	17,362
Accrued post-retirement medical	572	1,328
Stock compensation	288	326
Debt and interest differences	12,435	15,303
Sale of Summit	—	125
Charitable contribution carryforward	277	126
AMT credit	1,619	1,619

TOTAL DEFERRED TAX ASSETS	$101,859	$95,845

DEFERRED TAX LIABILITIES
Domestic property	(270,476)	(256,485)
Equity investments in domestic partnerships and limited liability companies	(201)	(97)
Long term leases	(802)	(1,210)
Prepaid insurance	(1,352)	(1,468)
Software	(665)	(1,177)
Gain on Fuel Futures	(11)	379
Goodwill	476	533
Favorable leases, intangibles and other	(6,435)	(8,532)

TOTAL DEFERRED TAX LIABILITIES	$(279,466)	$(268,057)

NET DEFERRED TAX LIABILITY	$(177,607)	$(172,212)

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.    EMPLOYEE BENEFIT PLANS

CBL sponsors or participates in defined benefit plans covering most salaried and hourly employees. Effective February 1, 2007, for non-represented salaried and hourly employees, and February 19, 2007, for represented employees, the defined benefit plan was closed to new employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Plan assets consist primarily of common stocks, corporate bonds, and cash and cash equivalents.

In addition to the defined benefit pension and related plans, CBL has a defined benefit post-retirement healthcare plan covering certain full-time employees. The plan provides medical benefits and is contributory. Retiree contributions are adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with CBL’s expressed intent to increase the retiree contribution rate annually. In 2003 CBL modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003, and by terminating the prescription drug benefit for all retirees as of January 1, 2004.

A summary of the pension and post-retirement plan components follows.

	Pension Plan
	December 31, 2012	December 31, 2011
Accumulated Benefit Obligation, End of Year	$248,922	$219,662

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$225,676	$189,692
Service cost	4,570	4,478
Interest cost	10,550	10,453
Actuarial loss	20,821	29,691
Benefits paid	(8,393)	(8,638)

Projected benefit obligation, end of period	$253,224	$225,676

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$161,687	$158,220
Actual return on plan assets	16,383	3,274
Company contributions	7,330	8,831
Benefits paid	(8,393)	(8,638)

Fair value of plan assets, end of period	$177,007	$161,687

Funded status	$(76,217)	$(63,989)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent liabilities	(76,217)	(63,989)

Net amounts recognized	$(76,217)	$(63,989)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial loss	$56,003	$39,419

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	December 31, 2012	December 31, 2011
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$4,013	$4,122
Service cost	4	10
Interest cost	133	221
Plan participants’ contributions	225	268
Actuarial gain	(2,225)	(103)
Benefits paid	(341)	(505)

Benefit obligation, end of period	$1,809	$4,013

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	116	237
Plan participants’ contributions	225	268
Benefits paid	(341)	(505)

Fair value of plan assets, end of period	$—	$—

FUNDED STATUS:
Funded status	$(1,809)	$(4,013)

AMOUNTS RECOGNZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	(264)	(470)
Noncurrent liabilities	(1,545)	(3,543)

Net amounts recognized	$(1,809)	$(4,013)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial gain	$(2,073)	$(103)

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2012	2011	2010
Pension:
Service cost	$4,570	$4,478	$4,487
Interest cost	10,550	10,453	10,424
Expected return on plan assets	(13,780)	(13,003)	(12,519)
Amortization of net gain	1,634	—	—
Amortization of prior service cost	—	—	56

Net periodic benefit cost	$2,974	$1,928	$2,448

Acquisition accounting adjustment	$—	$—	$(10,454)
Net loss	$18,218	$40,027	$2,915
Prior service cost	—	—	(10,095)
Recognized gain (loss)	(1,634)	—	—
Recognized prior service cost	—	—	(415)

Total recognized in other comprehensive income (before tax effects)	$16,584	$40,027	$(7,595)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$19,558	$41,955	$(5,147)

Amounts expected to be recognized in net periodic cost in the coming year:
Loss recognition	$4,880	$—	$—
Prior service cost recognition	—	—	56
Post-retirement:
Service cost	$4	$10	$12
Interest cost	133	221	278
Amortization of net actuarial gain	(255)	—	(1,325)

Net periodic benefit cost	$(118)	$231	$(1,035)

Acquisition accounting adjustment	$—	$—	$5,324
Net gain	$(2,225)	$(103)	$(1,996)
Recognized prior service cost	255	—	6,649

Total recognized in other comprehensive income (before tax effects)	$(1,970)	$(103)	$4,653

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(2,088)	$128	$3,618

Amounts expected to be recognized in net periodic cost in the coming year:
Gain recognition	$(614)	$—	$—

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the Acquisition the amounts that had previously been recorded in other comprehensive income until their recognition were part of the fair value recognition in the push-down of the purchase price allocation.

Weighted-average assumptions

	2012	2011
Pension:
Discount rate — benefit cost	4.770%	5.705%
Discount rate — benefit obligation	4.170%	4.770%
Expected return on plan assets	8.25%	8.25%
Rate of compensation increase	3.00%	4.00%

The following table presents the fair value of plan assets by asset category and fair value hierarchy level. Near the end of 2011, the Company changed the trustee of the pension assets. The investments included in the portfolio also changed as indicated in the table below and included certain Level 2 and Level 3 assets. Due to the timing of the change, the fair value at December 31, 2011 was their acquisition cost. As these assets change in value, or move between hierarchy levels additional disclosures will be included in the Company’s consolidated financial statements.

Changes in Level 3 Fair Value Measurements

Balance at January 1, 2011	$—
Purchases	15,902

Balance at December 31, 2011	$15,902

Sales	(1,052)

Balance at December 31, 2012	$14,850

Fair Value of Plan Assets by Asset Category at December 31, 2012

	Total Fair Value	Level 1	Level 2	Level 3
Equity Securities: Foreign Large Cap Growth	$13,907	$—	$13,907	$—
Equity Securities: Natural Resources	17,820	17,820	—	—
Equity Securities: Large Cap Blend	49,036	22,478	26,558	—
Equity Securities: Global All Cap	12,455	12,455	—	—
Equity Securities: Emerging Markets	12,593	12,593	—	—
Equity Securities: Closely Held Common Stock	14,850	—	—	14,850
Debt Securities: Emerging Markets	12,516	12,516	—	—
Debt Securities: Multi-Sector Bond	12,493	12,493	—	—
Debt Securities: Other	20,167	—	20,167	—
Cash Equivalents	11,170	11,170	—	—

	$177,007	$101,525	$60,632	$14,850

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Plan Assets by Asset Category at December 31, 2011

	Total Fair Value	Level 1	Level 2	Level 3
Equity Securities: Foreign Large Cap Growth	$10,751	$216	$10,535	$—
Equity Securities: Natural Resources	15,351	15,351	—	—
Equity Securities: Large Cap Blend	46,933	20,639	26,294	—
Equity Securities: Global All Cap	11,461	11,461	—	—
Equity Securities: Emerging Markets	10,966	10,966	—	—
Equity Securities: Closely Held Common Stock	14,850	—	—	14,850
Debt Securities: Emerging Markets	14,612	14,612	—	—
Debt Securities: Multi-Sector Bond	14,753	14,753	—	—
Debt Securities: Other	14,400	—	14,400	—
Other Assets: Opportunity Collective Fund	1,052	—	—	1,052
Cash Equivalents	6,558	6,558	—	—

	$161,687	$94,556	$51,229	$15,902

CBL employs a historical market and peer review approach to determine the long term rate of return for plan assets. Historical markets are studied and long term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long term capital market assumptions are determined. The long term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

	2012	2011
Post-retirement:
Discount rate — benefit cost	4.770%	5.705%
Discount rate — benefit obligation	4.170%	4.770%

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2018 and remaining at that level thereafter. A 1% decrease in the discount rate would have increased the net periodic benefit cost for 2012 by $100 and increased the year-end accumulated postretirement benefit obligation by $100.

Investment Policies and Strategies

CBL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. During normal market environments target allocations are maintained through monthly rebalancing procedures but may be altered due to existing market conditions or opportunities. Derivatives may be used to gain market exposure in an efficient and timely manner. To the extent that the non-derivative component of a portfolio is exposed to clearly defined risks, and derivative contracts exist which can be used to reduce those

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risks, the investment managers are permitted to use such derivatives for hedging purposes. For example, derivatives can be used to extend the duration of the portfolio via interest rate swaps. Investment risk is measured and monitored on an ongoing basis through daily, monthly and annual asset/liability analysis, periodic asset/liability studies and timely portfolio reviews. The Company’s trustee currently seeks to keep the portfolio’s allocations by asset category approximately as follows: 60% equity, 27% fixed income, 9% flex and 4% cash.

Contributions and Payments

The post-retirement benefit plan is unfunded. CBL expects to pay $264 in medical benefits under the plan in 2013, net of retiree contributions. The pension plan is funded and held in trust. CBL expects to contribute $300 to the pension plan in 2013. The expected payments to plan participants are as follows:

	Pension Plan	Post-Retirement Medical Plan
2013	8,717	270
2014	9,684	245
2015	10,470	206
2016	11,169	186
2017	11,836	163
Next 5 years	67,933	547

CBL also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $3,604, $3,798, and $3,506 in 2012, 2011 and 2010, respectively, representing a match of up to 4% of the employee’s contribution. (CBL Successor expense $80 in 2010.)

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Additional information regarding this multi-employer defined benefit pension plan is contained in the following table.

		2012	2011	2010
Legal name of the plan	United Mine Workers of America 1974 Pension Plan
Employer identification number of the plan	52-1050282
Plan number	002
Zone status of the plan	Seriously Endangered
Company contributions to the plan		$223	$234	$253	(1)
More than 5% of plan total	No
Funding improvement plan implemented or pending	Yes
Expiration date of collective bargaining arrangement, requiring contributions	December 31, 2013
Minimum contributions required	$5.50 per labor hour

(1)	CBL Successor expense of $7 included in this total

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.    LEASE OBLIGATIONS

CBL leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2013 to 2075 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $27,236, $28,692 and $21,619 for fiscal years 2012, 2011 and 2010, respectively. (CBL Successor expense $612.)

At December 31, 2012, obligations under CBL’s operating leases with initial or remaining non-cancellable lease terms longer than one year and capital leases were as follows.

	2013	2014	2015	2016	2017	2018 and after
Operating Lease Obligations	$18,278	$16,100	$12,895	$10,240	$9,138	$49,528

CBL incurred no interest expense related to capital leases in 2012 and 2011 and $22 for fiscal year 2010. (No CBL Successor expense.)

NOTE 6.    RELATED PARTY TRANSACTIONS

There were no related party freight revenues in the three year period ended December 31, 2012 and there were no related party receivables included in accounts receivable on the consolidated balance sheets at December 31, 2012 or 2011 except as contained in the caption Accounts Receivable Related Party. The captioned amount represents the receivable from Finn related to the Acquisition and certain subsequent payments associated with the wind-down of the pre-Acquisition share-based compensation plan. $14,284 of the receivable amount at December 31, 2012 related to a portion of the funding of the Acquisition purchase price represented the intrinsic value of the share-based compensation for certain non-executive level employees. Per the share-based compensation plan, which was assumed by Finn (See Note 12), on a change of control, as defined in the American Commercial Lines 2008 Omnibus Incentive Plan; outstanding awards either vested and paid or had to be rolled over to equity of the acquirer. The payout of the non-executive level employees was paid with proceeds of an advance on the Company’s Credit Facility. The amount of the advance is shown as a receivable from Finn.

On February 15, 2011 the Company’s indirect parent, ACL I, completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional PIK Notes. Selection of the interest payment method is solely a decision of ACL I. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to the Company’s stockholder to redeem equity advanced in connection with the acquisition of the Company by certain affiliates of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. These notes are unsecured and not guaranteed by any subsidiaries of ACL I.

During each of 2012 and 2011 the Company paid a management fee of $5,000 to Platinum.

NOTE 7.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of CBL’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fuel Hedge Swap Receivables (Payables)	$30	$30	$(1,012)	$(1,012)
Liabilities:
Credit Facility	212,128	212,128	155,078	155,078
Senior Notes	223,590	216,600	229,147	219,000

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fuel hedge swaps are valued at quoted rates for identical instruments, or Level 1 inputs as to fair value. The carrying value of the revolving credit facility bears interest at floating rates and therefore approximates its fair value. The Senior Notes were recorded at fair value in purchase price accounting based on quoted market rates at December 21, 2010 which has been amortized on the effective interest rate as a reduction of interest expense in the amount of $5,557 for the year ended December 31, 2012, $5,695 for the year ended December 31, 2011 and $158 in the 10 day period ended December 31, 2010. The fair value of the Notes continues to be based on quoted market sources, which are Level 1 inputs as to fair value.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their respective carrying amount which approximates fair value because of the short term maturity of these instruments.

Fuel Price Risk Management

The Company has price risk for fuel purchased for use in its vessels. From time to time The Company has utilized derivative instruments to manage volatility in fuel cash outflows. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the following table by quarter for the year ended December 31, 2012. As hedged fuel is used, any gains or losses incurred are recorded as a decrease or increase to fuel expense, a component of cost of sales. Fuel hedging transactions are also identified as hedging transactions for tax purposes.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Other comprehensive gain at December 31, 2012 of $17 and other comprehensive loss at December 31, 2011 of ($652) consisted of gains (losses) on fuel hedging, net of the related tax provisions (benefits) of $11 and ($380), respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amount and fair values of CBL’s financial instruments, which are recorded in Other Current Assets, are as follows.

Description	12/31/2012	Fair Value of Measurements at Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	$30	$30

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, the increase in the fair value of the financial instruments is recorded as a net receivable of $30 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in an increase to fuel expense of $17 for the year 2012. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2011	19,400	$(1,012)
1st Quarter 2012 Fuel Hedge (Income)	(5,900)	(1,679)
1st Quarter 2012 Changes	—	5,388
2nd Quarter 2012 Fuel Hedge (Income)	(5,700)	(603)
2nd Quarter 2012 Changes	1,800	(5,260)
3rd Quarter 2012 Fuel Hedge Expense	(5,200)	891
3rd Quarter 2012 Changes	720	2,735
4th Quarter 2012 Fuel Hedge (Income)	(3,660)	(91)
4th Quarter 2012 Changes	720	(339)

Fuel Price Swaps at December 31, 2012	2,180	$30

NOTE 8.    CONTINGENCIES

During the year ended December 31, 2012 the Company resolved the remaining contingencies as to the amount of insurance proceeds to be received arising from a settlement of certain claims under a replacement property policy for 2011 flood damage to the Company’s terminal located in Memphis, Tennessee and the proceeds were received from the insurer. An $11,442 gain was recognized related to this settlement, representing the net proceeds was recorded as a reduction of claims expense included in materials, supplies and other costs as a component of cost of sales transportation and services.

The nature of our business exposes us to the potential for legal proceedings relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. (“IQ”) filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware (the “Delaware Court”). Among other things, the appraisal petition seeks a judicial determination of the fair value of IQ’s 250,000 shares of common stock pursuant to 8 Del. C. § 262, and order by the Delaware Court directing ACL to pay IQ fair value of its shares as of the effective date of the Acquisition, taxes, attorney’s fees, and costs and interest from the effective date of the Acquisition through the date of the judgment. A trial was held in October 2012. The Company recently received a ruling in which the Court did not specify a number, but explained what inputs the parties should use to determine the fair value. The Company filed a Motion of Reargument. Funds sufficient to pay the acquisition price of the stock are held in a paying agent account. While it is not possible at this time to determine the specific outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, results of operations or cash flows.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named in various lawsuits stemming from an incident on July 23, 2008, involving one of ACL LLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barges was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. ACL completed the cleanup of the oil spill and is processing claims properly presented, documented and recoverable under the Oil Spill Act of 1990 (“OPA 90”). A recent ruling by the United States District Court for the Eastern District of Louisiana held that ACL was not at fault for the incident. This ruling does not exonerate ACL from the liabilities under OPA 90. ACL LLC has filed a Notice of Appeal, Laurin Maritime (America) Inc., Laurin Maritime AB, Whitefin Shipping Company Limited, M/V TINTOMARA, and Anglo-Atlantic Steamship Company Limited has filed a Notice of Cross-Appeal. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-ev-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the spill and to certain claimants for damages cognizable under OPA 90, a civil penalty under the Clean Water Act in an amount to be determined at trail as well as claim for natural resources damages. ACL and ACL LLC have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities relating to the spill are significant, we believe the company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

Approximately 680 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2018. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 (“UMW”) at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

NOTE 9.    BUSINESS SEGMENTS

CBL has two significant reportable business segments: transportation and manufacturing. CBL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for CBL’s transportation segment.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at the lower of cost or fair market value and intersegment profit is eliminated upon consolidation.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		Intersegment Eliminations
	Transportation	Manufacturing		Total
CBL Successor
January 1, 2012 to December 31, 2012
Total revenue	$687,682	$209,459	$(85,584)	$811,557
Intersegment revenues	504	85,080	(85,584)	—

Revenue from external customers	687,178	124,379	—	811,557
Operating expense
Materials, supplies and other	192,973	—	—	192,973
Rent	26,658	—	—	26,658
Labor and fringe benefits	113,432	—	—	113,432
Fuel	163,698	—	—	163,698
Depreciation and amortization	96,347	—	—	96,347
Taxes, other than income taxes	11,316	—	—	11,316
Gain on Disposition of Equipment	(9,013)	—	—	(9,013)
Cost of goods sold	—	111,343	—	111,343

Total cost of sales	595,411	111,343	—	706,754
Selling, general & administrative	39,881	3,782	—	43,663

Total operating expenses	635,292	115,125	—	750,417

Operating income	$51,886	$9,254	$—	$61,140

Segment Assets	$1,180,002	$82,564	$—	$1,262,566
Goodwill	$15,122	$2,570	$—	$17,692
Property additions	$239,958	$3,010	$—	$242,968

.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		Intersegment Eliminations
	Transportation	Manufacturing		Total
CBL Successor
January 1, 2011 to December 31, 2011
Total revenue	$722,244	$171,477	$(40,784)	$852,937
Intersegment revenues	1,149	39,635	(40,784)	—

Revenue from external customers	721,095	131,842	—	852,937
Operating expense
Materials, supplies and other	239,653	—	—	239,653
Rent	27,856	—	—	27,856
Labor and fringe benefits	114,812	—	—	114,812
Fuel	171,607	—	—	171,607
Depreciation and amortization	101,016	—	—	101,016
Taxes, other than income taxes	12,344	—	—	12,344
Gain on Disposition of Equipment	(2,022)	—	—	(2,022)
Cost of goods sold	—	127,871	—	127,871

Total cost of sales	665,266	127,871	—	793,137
Selling, general & administrative	54,155	1,940	—	56,095

Total operating expenses	719,421	129,811	—	849,232

Operating income	$1,674	$2,031	$—	$3,705

Segment Assets	$1,099,070	$96,309	$—	$1,195,379
Goodwill	$15,122	$2,570	$—	$17,692
Property additions	$67,984	$2,430	$—	$70,414

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		Intersegment Eliminations
	Transportation	Manufacturing		Total
CBL Predecessor
January 1, 2010 to December 21, 2010
Total revenue	$613,939	$117,641	$(33,461)	$698,119
Intersegment revenues	874	32,587	(33,461)	—

Revenue from external customers	613,065	85,054	—	698,119
Operating expense
Materials, supplies and other	212,567	—	—	212,567
Rent	20,222	—	—	20,222
Labor and fringe benefits	122,462	—	—	122,462
Fuel	117,372	—	—	117,372
Depreciation and amortization	41,737	—	—	41,737
Taxes, other than income taxes	11,741	—	—	11,741
Gain on Disposition of Equipment	(9,021)	—	—	(9,021)
Cost of goods sold	—	82,504	—	82,504

Total cost of sales	517,080	82,504	—	599,584
Selling, general & administrative	40,887	2,667	—	43,554

Total operating expenses	557,967	85,171	—	643,138

Operating income (loss)	$55,098	$(117)	$—	$54,981

Property additions	$56,312	$1,486	$—	$57,798

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		Intersegment Eliminations
	Transportation	Manufacturing		Total
CBL Successor
December 22, 2010 to December 31, 2010
Total revenue	$19,652	$4,986	$(50)	$24,588
Intersegment revenues	50	—	(50)	—

Revenue from external customers	19,602	4,986	—	24,588
Operating expense
Materials, supplies and other	6,311	—	—	6,311
Rent	570	—	—	570
Labor and fringe benefits	3,102	—	—	3,102
Fuel	3,986	—	—	3,986
Depreciation and amortization	2,532	—	—	2,532
Taxes, other than income taxes	330	—	—	330
Gain on Disposition of Equipment	—	—	—	—
Cost of goods sold	—	4,837	—	4,837

Total cost of sales	16,831	4,837	—	21,668
Selling, general & administrative	8,029	66	—	8,095

Total operating expenses	24,860	4,903	—	29,763

Operating (loss) income	$(5,258)	$83	$—	$(5,175)

Segment assets	$1,171,565	$87,707	$—	$1,259,272
Goodwill	$20,470	$—	$—	$20,470
Property additions	$—	$—	$—	$—

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.    QUARTERLY DATA (UNAUDITED)

All data in the following table reflects the reclassification of EBDG to discontinued operations. See Note 13.

	CBL Successor
	2012
	1st	2nd	3rd	4th	Total
Operating Revenue	$218,137	$218,671	$166,885	$207,864	$811,557
Gross Profit	25,684	30,327	19,046	29,746	104,803
Operating Income	15,480	17,830	7,123	20,707	61,140
Income (Loss) from Continuing Operations	4,863	6,508	(297)	9,666	20,740
Discontinued Operations, Net of Tax	26	—	—	—	26

	2011
	1st	2nd	3rd	4th	Total
Operating Revenue	$177,133	$199,864	$231,436	$244,504	$852,937
Gross Profit (Loss)	2,432	(2,810)	24,132	36,046	59,800
Operating (Loss) Income	(15,244)	(15,824)	11,856	22,917	3,705
(Loss) Income from Continuing Operations	(13,779)	(15,739)	4,977	9,861	(14,680)
Discontinued Operations, Net of Tax	(97)	134	85	367	489

CBL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns. However, in 2012 the severe drought conditions experienced primarily in the second half of the year significantly impacted the grain harvest and resulting low water levels reduced the amount of cargo transported.

NOTE 11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 31, 2012, and December 31, 2011, consists of the following:

	2012	2011
Pension liability, net of tax provision of $20,768 and $14,998, respectively	$(34,855)	$(24,649)
Post retirement liability, net of tax benefit of $768 and $39, respectively	1,304	142
Gain (Loss) on fuel hedge, net of tax (provision) benefit of ($11) and $380, respectively	17	(652)

	$(33,534)	$(25,159)

NOTE 12.    SHARE-BASED COMPENSATION

In 2011 Finn adopted the Finn Holding Corporation 2011 Participation Plan (the “Plan”). The purpose of the Plan is to provide incentive compensation to key employees of the Company by granting performance units. The value of the performance units is related to the appreciation in the value of the Company from and after the date of grant and the performance units vest over a period specified in the applicable award agreement. The Plan may

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be altered, amended or terminated by the Company at any time. Participants in the Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company or during a short period following the participant’s death.

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the common stock of Finn then held by its stockholders and (2) A “qualifying distribution” in which Finn pays a cash dividend. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Plan. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan.

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by terminating executives resulting in 11,385,000 outstanding. During the year ended December 31, 2012, 17,595,000 units were issued and 920,000 forfeited, resulting in 28,060,000 outstanding awarded units. Since the grant date for an award of equity instruments is the date that an employee begins to benefit from or be adversely affected by subsequent changes in the price of the employer’s equity shares and due to the fact that there is no active market for Finn shares the awards and the fact that the Participation Plan is amendable and terminable by Finn at any time the grant date has not been deemed to have occurred, Further, since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized as of December 31, 2012, nor will be until a grant date is deemed to have occurred and the qualifying event(s) becomes probable and can be estimated. At no time during the year did the outstanding grants exceed the maximum authorized units

The Company is accounting for this Plan in accordance with FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date nor will be until the qualifying event(s) becomes probable and can be estimated. Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”). According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.

Prior to 2009, share-based awards were made to essentially all employees. Since 2009 CBL has restructured its compensation plans and share-based awards were granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in periods ending after 2009. No share-based awards were granted under this Plan in 2011.

For all share-based compensation under the Plan, as participants render service over the vesting periods, expense has been recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation was the closing market value on the date of grant. Adjustments to estimated forfeiture rates have been made when actual results were known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates became evident.

Effective as of the date of the Acquisition, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by CBL was recorded as an

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

element of the related party receivable balance on the consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At December 31, 2011, 8,799 shares remain available under the Plan for future awards, but there is no intention that any further awards will be granted under the Plan.

During the first quarter of 2011, after the issuance of $250,000 of unsecured PIK Notes by ACL I, (See Note 6), Finn declared a dividend of $258.50 per share for each outstanding share of its common stock. The dividend was paid to Finn shareholders during the first three months. This reduced Finn’s initial capitalization from $460,000 to $201,500.

Per the terms of the Plan, in the event of such dividend, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by CBL and increased CBL’s related receivable from Finn.

After the payouts to the executives, during the first quarter of 2011, CBL declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse CBL for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan. During 2010, no share-based compensation awards were made after March 31, 2010. During the quarter ended March 31, 2010 the following share-based awards were issued to directors and employees under the Plan: stock options for 110,451 ACL shares (approximately 7,924 Finn Holding shares) with an average strike price of $22.01 ($306.81 per option post-conversion), 121,476 restricted stock units (approximately 8,715 post-conversion shares) and 28,413 performance shares (approximately 2,038 post-conversion shares). The terms of all of the awards were essentially the same as prior grants under the Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors. The fair value of the restricted stock units and performance shares was $22.01 ($306.81 adjusted for the conversion), the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.7%, 6 years and 175.7% for the majority of the issued options. Certain options issued to the board of directors had a slightly shorter expected term. Options granted had a computed average fair value of $14.15 per option ($197.24 post conversion).

NOTE 13.    DISCONTINUED OPERATIONS

During the fourth quarter of 2011, the Company’s investment in EBDG was sold for cash proceeds of $1,629.

The sales and the operating results of EBDG have been reported as Discontinued Operations net of applicable taxes for all periods presented.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations, net of tax consist of the following. (EBDG had a loss of $46 in the period from December 22, 2010 to December 31, 2010.)

	2012	2011	2010
Revenue	$—	$5,932	$7,865
Cost of Sales	—	2,212	3,139
Selling, General and Administrative	13	3,509	4,165
Other Income	—	—	(13)
Interest Income	—	(18)	—
Gain on Sale	(39)	(416)	—

Income from Discontinued Operations Before Income Tax	26	645	574
Income Tax	—	156	—

Income from Discontinued Operations	$26	$489	$574

Note: No CBL Predecessor/CBL Successor breakdown is provided for this table due to insignificance.

NOTE 14.    ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT

Finn Holding Corporation (owned primarily by certain affiliates of Platinum Equity, LLC) Acquisition of ACL

On December 21, 2010, Finn through the merger of Merger Sub, a wholly owned subsidiary of Finn Intermediate Holding Corporation, subsequently renamed ACL I Corporation, (both of whom had no other business activity outside the acquisition) with ACL, completed the acquisition of all of the outstanding equity of ACL, which had its common shares publicly traded since October 7, 2005. ACL is the direct parent of CBL. The purchase price has been allocated and pushed down to the Company. The impacts of the purchase accounting fair valuations are reflected in earnings of the CBL for the year ended December 31, 2011 and the period of December 22, 2010 to December 31, 2010. The December 22, 2010 to December 31, 2010 period after the Acquisition in 2010 has been bifurcated in these financial statements and indicated by the heading “CBL Successor.”

The funding of the purchase was made by cash of $460,000 invested in ACL I. $317,200 was paid to the transfer agent to purchase all outstanding shares of the ACL not held by affiliates of Sam Zell (“Zell Affiliates”), the largest ACL shareholder. The purchase price was $33.00 per share for the 9,612,110 outstanding shares. $101,077 was also paid to the Zell Affiliates for their 3,234,474 shares bringing the total cash invested to $418,277. As further discussed in Note 12 certain participants in the share-based compensation plans of ACL (specifically all non-executive participants, including former board members) were paid a total of $14,284 representing the intrinsic value of their vested and unvested shares at the acquisition date computed by multiplying the number of restricted stock units and performance restricted stock units by $33.00 per unit, with “in the money” non-qualified stock options valued by $33.00 minus the strike prices of the underlying options. This payment was funded by the Company and represents a receivable from Finn on the Company balance sheet at the acquisition date. This brought the total consideration paid to $432,561. In addition the Company entered into the concurrently funded obligations under the Company’s Credit Facility in the amount of $169,204 including obligation for the payment of $15,170 in debt costs which were paid out of the initial draw down on the Credit Facility. These debt costs were capitalized and will be amortized to interest expense on the effective interest method over the expected life of the Credit Facility. All expenses associated with the transaction ($6,331 in the CBL Predecessor period and $7,688 in the CBL Successor period in selling, general and administrative expenses) have been expensed by the parties who incurred the expenses. As further discussed in Note 2, the Company had previously issued the Notes which remain in place. At the Acquisition date these Notes were trading at 117.5, yielding a fair market value of $235,000 on the acquisition date.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summation of the consideration paid is in the following table.

Paid to Zell affiliates	$101,077
Paid to remaining shareholders	317,200
Payments to Share-based comp holders	14,284
Assumed Credit Facility	169,204
Fair value of the 2017 Senior Notes	235,000

Purchase price	$836,765

Allocation of the Purchase Price

The purchase price has been allocated as indicated in the following table based primarily on third party appraisal of the major assets and liabilities. These adjustments to fair value are based on Level 3 inputs as to their fair values. The amounts allocated to goodwill consist primarily of the value of the Company’s assembled workforces in its transportation and manufacturing segments, in the amount of $15,122 and $2,570 respectively. The amount of goodwill is not tax deductible.

Cash and cash equivalents	$22,468
Trade receivables acquired	90,693
Other working capital, net	(29,958)
Land	20,002
Buildings/Land Improvements	42,187
Boats	294,534
Barges	543,403
Construction-in-progress	13,110
Other long-lived tangible assets	67,780
Favorable charter contracts	25,761
Other long term assets	23,841
Equity Investments	5,725
Jeffboat tradename and intangibles	4,500
Unfavorable contracts	(61,300)
Pension and post retirement	(35,102)
Other long-term liabilities	(1,150)
Net deferred tax	(207,421)
Goodwill	17,692

Total	$836,765

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions and Impairments —

In December 2011 the Company disposed of its interest in EBDG. Due to the sale all results of operations are reflected in discontinued operations. See Note 1 and Note 13. In the first quarter 2010 twelve boats were sold and one returned to service. Three boats were placed into held for sale in the second quarter 2010. During 2011 one boat was returned to service, one boat was sold and two additional boats were placed into held for sale status. For the year ended December 31, 2012, one boat previously classified as held for sale was sold leaving two boats actively being marketed.

		Number of Boats
	Amount
Balance at January 1, 2010	$3,531	13
1st Quarter 2010 Returned to Service	(693)	(1)
1st Quarter 2010 Sales	(2,838)	(12)
2nd Quarter 2010 Additions to Held for Sale	1,703	3
4th Quarter 2011 Impact of purchase accounting on Held for Sale	430	—

Balance at December 31, 2010	2,133	3
1st Quarter Returned to Service	(910)	(1)
3rd Quarter Sale	(341)	(1)
4th Quarter 2011 Additions to Held for Sale	730	2

Balance at December 31, 2011	1,612	3

3rd Quarter Sale	(301)	(1)

Balance at December 31, 2012	$1,311	2

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

NOTE 15.    EXIT ACTIVITIES

Since 2008 CBL has executed several cost reduction initiatives. Charges of $2,710 and $1,790 were recorded as a component of selling, general and administrative expense in 2011 and 2010, respectively, related to these actions and to the restructuring of the Company’s management team after the acquisition. Affected employees received their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company or on their employment contract in the case of senior management changes. At December 31, 2012, the remaining liability was insignificant.

NOTE 16.    SUBSEQUENT EVENTS

On March 22, 2013, the Borrowers amended the Credit Facility pursuant to the Third Amendment to Credit Agreement (the “Credit Facility Amendment”) to increase the total revolving commitments under the Credit Facility by $75 million, from a total of $475 million to a total of $550 million. The Credit Facility Amendment also made certain modifications to the Credit Facility to permit the refinancing contemplated by the Term Loan Agreements referred to below (referred to as the “Refinancing.”)

On March 22, 2013, CBL entered into a Term Loan B Credit Agreement (the “Term Loan B Agreement”), by and among CBL, ACL, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Term B Agent”), which provides for a secured term loan of $450 million with a scheduled maturity date of September 22, 2019 (the “Term Loan B”). Borrowings bear interest at a floating rate which can be, at CBL’s option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) a base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% per annum or a base rate floor of 2.25% per annum, as applicable. The applicable margin for the Term Loan B is 6.25% per annum for LIBOR rate loans and 5.25% per annum for base rate loans. CBL’s obligations under the Term Loan B will be guaranteed by ACL and each of its current and future direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”) (subject to customary exceptions), and will be secured by a first lien on the real property and equipment owned by Jeffboat (“Jeffboat Released Assets”) and a second lien on substantially all of their other assets (second in priority to the liens securing the Credit Facility and other permitted liens), including capital stock of subsidiaries (subject to certain exceptions). The Term Loan B Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, amendments of certain debt documents and organizational documents, prepayments of junior debt and changes in business. The negative covenants are subject to the customary exceptions. There are no financial covenants included in the Term Loan B Agreement.

On March 22, 2013, CBL also entered into a Term Loan C Credit Agreement (the “Term Loan C Agreement”, and together with the Term Loan B Agreement, the “Term Loan Agreements”), by and among CBL, ACL, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Term C Agent”), which provides for a secured term loan of $200 million with a scheduled maturity date of March 22, 2020 (the “Term Loan C”). Borrowings bear interest at a floating rate which can be, at CBL’s option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) a base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% per annum or a base rate floor of 2.25% per annum, as applicable. The applicable margin for the Term Loan C is 9.50% per annum for LIBOR rate loans and 8.50% per annum for base rate loans. CBL’s obligations under the Term Loan C will be guaranteed by ACL and the Subsidiary Guarantors under the Term Loan B Agreement, and will be secured by a second lien on the Jeffboat Released Assets (second in priority to the liens securing the Term Loan B) and a third lien on substantially all of their other assets (third in priority to the liens securing the Credit Facility, the Term Loan B and other permitted liens). The Term Loan C Agreement contains customary representations and warranties and customary affirmative and negative covenants, consistent with the Term Loan B Agreement. There are no financial covenants included in the Term Loan C Agreement.

On March 22, 2013, a portion of the net proceeds from the Refinancing were used to satisfy and discharge the obligations under (i) the indenture governing CBL’s 12½% Notes and (ii) the indenture governing the Company’s PIK Notes. In connection therewith, all of the Notes will be redeemed following the expiration of the requisite 30-day notice period, which notice period begins on March 22, 2013 (the “Redemption Date”).

The PIK Notes will be redeemed at 105% of the principal amount thereof plus accrued and unpaid interest to the Redemption Date. The 12½% Notes will be redeemed at 100% of the principal amount thereof plus the Applicable Premium (as defined in the indenture governing the 12½% Notes) and accrued and unpaid interest to, but not including, the Redemption Date.

In addition, proceeds of the Refinancing were used to fund a $201.5 million dividend to the shareholders of the Company’s ultimate parent, Finn Holding Corporation.

ACL I CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charges To Expense	Additions to/ (Deductions) from Reserve	Balance at End of Period
December 31, 2012:	$1,007	$305	$737	$2,049
Allowance for uncollectible accounts

December 31, 2011:	$—	$(114)	$1,121	$1,007
Allowance for uncollectible accounts

December 31, 2010:	$6,183	$—	$(6,183)	$—
Allowance for uncollectible accounts(a)

December 21, 2010:	$5,182	$1,351	$(350)	$6,183
Allowance for uncollectible accounts

December 31, 2012:	$622	$230	$(397)	$455
Allowance for slow moving & obsolete inventory

December 31, 2011:	$662	$395	$(435)	$622
Allowance for slow moving & obsolete inventory

December 31, 2010:	$662	$—	$—	$662
Allowance for slow moving & obsolete inventory

December 21, 2010:	$656	$(16)	$22	$662

(a)	Write-off of uncollectible accounts receivable and a $6,183 purchase accounting adjustment in 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2012, of our disclosure controls and procedures as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

See Management’s Report on Internal Controls over Financial Reporting in Item 8, which is incorporated herein by reference.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal year that has been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Officers are elected by the Board of Directors of the Company (the “Board”).

The following table sets forth the names and ages of our executive officers and directors of the Company as of March 1, 2013, and the positions they held with us as of December 31, 2012, each of whom serves an indefinite term until his or her successor has been appointed and qualified.

Name	Age	Position(s)
Eva Kalawski	57	Director, Vice President and Secretary
Mary Ann Sigler	58	Director, Vice President
Mark K. Knoy	54	President and Chief Executive Officer
David J. Huls	46	Senior Vice President and Chief Financial Officer
Dawn R. Landry	50	Senior Vice President and General Counsel
Robert M. Blocker	50	Senior Vice President of Sale and Customer Service
Paul Tobin	58	Chief Operating Officer

Biographies of Directors and Executive Officers

Eva M. Kalawski. Ms. Kalawski has been a director since December 2010. Ms. Kalawski joined Platinum Equity in 1997, is a Partner and serves as Platinum Equity’s Executive Vice President, General Counsel and Secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum Group’s portfolio companies. Prior to joining Platinum Equity in 1997, Ms. Kalawski was Vice President of Human Resources, General Counsel and Secretary for Pilot Software, Inc. Ms. Kalawski earned a Bachelor’s Degree in Political Science and French from Mount Holyoke College and a Juris Doctor from Georgetown University Law Center.

Mary Ann Sigler. Ms. Sigler has been a director since March 2011. Ms. Sigler is the Executive Vice President, Chief Financial Officer of Platinum Equity. Ms. Sigler joined Platinum Equity in 2004 and is responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum Equity, Ms. Sigler was with Ernst & Young LLP for 25 years where she was a partner. Ms. Sigler has a B.A. in Accounting from California State University Fullerton and a Masters in Business Taxation from the University of Southern California.

Mark K. Knoy. Mr. Knoy has been our President and Chief Executive Officer since August 2011. Mr. Knoy previously served as Vice President of the Fuel, Emissions and Logistics Group at American Electric Power, one of the nation’s largest generators of electricity. He also served as President of AEP River Operations LLC (“AEP”), a barge company offering service in the transportation of dry bulk commodities throughout the inland river system, which he joined with its 2001 purchase of MEMCO Barge Line (“MEMCO”). At MEMCO, Mr. Knoy served as Senior Vice President, Boat Operations from 1999 to 2001; Senior Vice President, Sales and Marketing from 1996 to 1999; Vice President, Transportation and Logistics from 1995 to 1996; and Southern Regional Sales Manager from 1994 to 1996. Prior to his service at MEMCO, Mr. Knoy was the owner/operator of The Mark Twain Towing Company and Delmar Marine, Inc. in Pekin, Illinois from 1984 to 1994. Mr. Knoy currently serves as a director of the Corps of Engineer’s Inland Waterways Users Board and a Board of Trustees member for both the Coast Guard Foundation and The Seamen’s Church Institute and their Center for Maritime Education and Ministry on the River. He also serves as Vice Chairman of the National Waterways Foundation, a board member for the H.T. Pott Inland Waterways Library at the University of Missouri — St. Louis, and Treasurer of the Marine Transportation Council. Mr. Knoy is a past Chairman of both the Waterways Council, Inc. and the Midwest Region of the American Waterways Operators. Mr. Knoy attended Lindenwood University in St. Louis, Missouri.

David J. Huls. Mr. Huls has been our Senior Vice President and Chief Financial Officer since August 2011. Prior to joining the Company, Mr. Huls served as Chief Financial Officer of PBH Marine Group, LLC (“PBH Marine”), a Platinum Group portfolio company, based in Bloomington, Minnesota. PBH Marine was formed by Platinum Group to acquire certain assets of Genmar Holdings, Inc., one of the world’s largest designers and manufacturers of fiberglass recreational power boats, where Mr. Huls had served as Senior Vice President and Chief Financial Officer since 2004. From 1996 to 2004, Mr. Huls was a managing director of Hidden Creek Industries, a private equity investor and management company that focused on acquiring and growing businesses in the automotive supply sector. Mr. Huls began his career at Arthur Anderson & Co. in 1987 as a member of its audit and business advisory services practice, where he served a variety of companies in the industrial, food manufacturing and technology sectors. Mr. Huls received a Bachelor of Science in Business Administration — Accounting from the University of South Dakota in 1987. Mr. Huls was the Senior Vice President and Chief Financial Officer for Genmar Holdings, Inc. at the time that it filed for Chapter 11 bankruptcy protection in 2009.

Dawn R. Landry. Ms. Landry has been our Senior Vice President and General Counsel since May 2008. Prior to joining the Company, Ms. Landry served in various roles including Vice President and Chief Operating Officer, Vice President and General Counsel, and Director of Legal Affairs beginning in 2001 for Formula Telecom Solutions, Inc. and its predecessor companies, providers of operating, customer management, billing systems and solutions for telecommunications service and content providers. Prior to that time, Ms. Landry served as an attorney with Morris, Manning & Martin, LLP, a commercial law firm representing clients throughout the U.S., and was also an attorney with Blackwell Sanders Peper Martin, LLP, a commercial law firm in the Midwest. Ms. Landry earned her Juris Doctor degree from Creighton University.

Robert M. Blocker. Mr. Blocker has been our Senior Vice President of Sales and Customer Service since September 2011. Prior to joining the Company, Mr. Blocker was the Director of Business Development for AEP. His 16-year tenure with AEP began as Eastern Regional Sales Manager with MEMCO, which was purchased by AEP in 2001. In that span, Mr. Blocker also served in the leadership roles including General Sales Manager, Assistant Vice President of Sales, Senior Vice President Sales and Logistics, and Senior Vice President of Planning and Business Development. Mr. Blocker has returned to ACL, where he began his inland marine career in 1988 as a Coal Sales Representative and then gained experience in freight sales in the agricultural, export coal and petroleum coke sectors of the industry. Mr. Blocker has served on the Executive Board of the Mississippi Valley Transport and Trade Council and on the Transportation Industry Council for the St. Louis Federal Reserve Bank. Mr. Blocker has a Bachelor of Science degree in Business Administration from the University of Louisville.

Paul Tobin. Mr. Tobin has been our Chief Operating Officer since November 2011. Prior to joining the Company, Mr. Tobin was the Senior Vice President Administration at AEP. He joined AEP in 2001 with its purchase of MEMCO, where Mr. Tobin served as Vice President Administration and Director Insurance during his four-year tenure. From 1993 to 1997, Mr. Tobin served as Executive Vice President of M.G. Bush & Associates, an independent adjusting company, prior to which he spent a year at Sequa Corporation as Manager Marine Insurance. Mr. Tobin’s career in the barge transportation industry began in 1978 at The Valley Line Company, where he held management roles in insurance, safety and claims. Mr. Tobin has a Bachelor of Science degree in business from Southwest Missouri State University.

Compliance with Section 16(a) of the Exchange Act

The Company does not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has a Code of Ethics which is applicable to all employees of the Company including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on the Company’s website under the News tab at www.aclines.com. The Company intends to post any amendments to or waivers from its Code of Ethics applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer at this location on its website.

Corporate Governance Matters

On December 21, 2010, ACL, the Company’s direct parent corporation, became an indirect wholly-owned subsidiary of Finn, which is privately held by affiliates of Platinum Equity, LLC. Shortly thereafter, ACL delisted from NASDAQ and deregistered its common stock under the Exchange Act. Reflecting its status as a wholly owned subsidiary of a privately held corporation, the Company currently has a board of directors (“Board”) comprised of two executive officers of Finn’s private equity sponsor. Eva M. Kalawski, Executive Vice President, General Counsel and Secretary of Platinum Equity, LLC, became the sole director of the Company on December 21, 2010. On March 21, 2011, Mary Ann Sigler, Executive Vice President and Chief Financial Officer of Platinum Equity, LLC, was elected as the second member of the Board.

Audit Committee. The Company has established an Audit Committee. Ms. Sigler currently serves as the sole member of the Audit Committee. The Board has determined that Ms. Sigler is an “audit committee financial expert” as defined by the SEC. The Audit Committee assists our Board with oversight of integrity of financial statements, adequacy of internal accounting and financial controls, compliance with ethics policies and legal and regulatory requirements, independent registered public accounting firm qualifications, independence and performance and performance of the internal audit function. Our Board has adopted a written charter of the Audit Committee.

Director Nominations. The Company does not have a nominating and governance committee and the Company has no procedures by which security holders may recommend nominees to its Board.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a discussion of the Board’s compensation philosophy and practices for 2012, the elements of compensation of the Chief Executive Officer of the Company (“CEO”) and the other named executive officers who are listed in the Summary Compensation Table that follows (collectively, the “Named Executive Officers”), why those elements have been selected and how they are applied and implemented by the Board.

The Company is an indirect wholly owned subsidiary of Finn, which is privately held by affiliates of Platinum Equity, LLC. As a private company, our compensation decisions are based on the goal of achieving performance at levels necessary to provide meaningful returns to our stockholders. Compensation decisions related to executive officers are generally made by the Board. When making compensation decisions related to executive officers, the Board may receive recommendations from, and discuss such recommendations with, the CEO and other members of Company management as well as representatives of Platinum.

The following individuals were hired during 2011 to fill the resulting open positions:

OVERVIEW OF THE 2012 EXECUTIVE COMPENSATION PROGRAM

The primary objective of the Company’s executive compensation program is to align the compensation opportunity of the Company’s Named Executive Officers with Company performance. During 2012, we also sought to use compensation as a tool for helping us to retain and appropriately motivate the first-class management talent that the Board believes is essential to the successful development and execution of the Company’s strategic plan.

When making compensation-related decisions during 2012, the Board received and considered input from representatives of Platinum and the CEO, except with respect to his own compensation, regarding all elements of compensation for Named Executive Officers. The Board exercised its discretion in modifying any recommended adjustments or awards to the Named Executive Officers.

In keeping with our performance-based compensation philosophy, the Board sought to align the compensation opportunity of the Company’s Named Executive Officers with Company performance. The Board considered the near term and long term impact on stockholder value when making compensation decisions for Named Executive Officers and used various quantitative measures in its assessment. These measures included, but were not limited to, earnings before interest, taxes, depreciation, amortization and equipment rents, adjusted to eliminate the impact of certain non-cash and non-recurring items, that are included in net income and are not considered indicative of our ongoing operating performance (“EBITDAR”), and the appreciation in the value of the Company.

KEY COMPENSATION DECISIONS IN 2012

The Board reviewed and approved the Company’s executive compensation program and principles during 2012 to ensure they align with the Company’s business strategies and objectives, stockholder interests and corporate culture and appropriately promote the Company’s compensation objectives. The Board established a 2012 Annual Incentive Plan (“AIP”) for employees to provide employees with an opportunity to earn cash bonuses based upon company performance and evaluated performance in light of the AIP goals. The 2012 performance goals under the AIP were based upon attainment of EBITDAR and operational safety targets on a fiscal-year basis and were quantitative not qualitative to provide clarity with regard to expectations. In addition, the board of directors of Finn adopted the Finn Holding Corporation 2011 Participation Plan (the “Plan”) and made awards of Performance Units under the Plan to provide incentives to key employees of Finn and its subsidiaries, including our Named Executive Officers, to maximize Finn’s performance and returns to stockholders.

COMPENSATION CONSULTANTS

The Board did not retain a compensation consultant in 2012.

COMPONENTS OF NAMED EXECUTIVE OFFICER COMPENSATION

In 2012, there were three main components to compensation for Named Executive Officers:

•	Cash Compensation — Base Salary;

•	Cash Compensation — Annual Bonus Opportunity; and

•	Long Term Incentive Bonus — Performance Units.

Cash Compensation — Base Salary

The Board believes that offering competitive base salaries is necessary to attract and retain talented executives who will help maximize the short and long-term value of the Company. Each Named Executive Officer receives a base salary commensurate with the scope and responsibility of his/her position. The base salary is established giving due consideration to the Named Executive Officer’s knowledge, experience, expertise and abilities. The expected contributions of the Named Executive Officer are also considered. The factors considered by the Board are not assigned specific weights. Named Executive Officers have the opportunity to receive increases and, in certain circumstances, decreases in base salary based on individual performance and Company performance; however, changes in executive compensation are generally provided through performance-oriented components of executive compensation.

The Board determined the 2011 level of the base salaries for the Named Executive Officers remained appropriate and made no adjustment to such base salaries for 2012.

The annual base salaries of the Company’s Named Executive Officers are described under “Employment and Severance Agreements” below and the amounts actually earned for 2012 are shown in the “Salary” column of the Summary Compensation Table below.

Cash Compensation — Annual Bonus Opportunity

Named Executive Officers are eligible to receive annual cash bonuses that vary with Company performance. The Company believes annual performance-based bonuses are an important element of compensation because they reward results and thereby encourage the Named Executive Officers to continue to strive for a high level of Company performance.

Each Named Executive Officer has a specified target percentage of base salary that determines the Named Executive Officer’s targeted annual bonus opportunity. A Named Executive Officer’s target award percentage is determined by job level and may be negotiated at the time the Named Executive Officer commences employment with us. For 2012, the target award percentages for the Named Executive Officers ranged from 65 percent to 75 percent of actual base earnings depending on position.

Named Executive Officers may exceed or fall short of their targeted annual bonus opportunities within specified bands based upon actual performance attained. The Company pays 50 percent of a Named Executive Officer’s targeted annual bonus when the Company achieves a level of performance equal to approximately 85 percent of the established target-level performance criteria and up to 150 percent of a Named Executive Officer’s targeted annual bonus when the Company achieves a level of performance equal to approximately 125 percent of the established target-level performance criteria. If the Company achieves less than approximately 85 percent of the established target-level performance, then no payout is made. Each of the established performance criteria is measured individually so it is possible to achieve different levels of performance with respect to different performance criteria.

The actual amount of a Named Executive Officer’s annual bonus is calculated by multiplying (i) the Named Executive Officer’s actual base salary earnings for the applicable year by (ii) the Named Executive Officer’s target award percentage and (iii) the overall Company performance actually attained. A committee appointed by the Board (which does not include any Named Executive Officers) has the discretion to adjust incentive awards upward or downward based on its subjective determination of individual performance. However, the net of these adjustments may not increase the total bonus award paid to all under the annual bonus plan.

In 2012, the Board established consolidated and segment performance measures based on achieved safety and financial performances. The financial performance targets were set based on planned Adjusted EBITDAR excluding gains/losses on equipment sales and hedging activities. Targeted performance was $180.7 million for the transportation segment and $187.2 million for the Company on a consolidated basis. The Board established achieved safety metrics based on safety incidence rates and severity rates that required exceptional performance to ensure that the annual bonus payment maintains its performance-based nature and does not become nor is perceived as an entitlement. The transportation segment did not meet the minimum required safety metrics for 2012, while the Company on a consolidated basis achieved the minimum required safety metrics in 2012.

Achieved financial measure performance in 2012 for the transportation segment was $146.5 million before and $190.4 million after the estimated impact of the 2012 drought. On a consolidated basis the Company achieved financial measure performance of $161.7 million before and $205.7 million after the estimated drought impact. The Board determined, based on the achieved results and drought impacts, that payouts for the transportation segment would be limited to approximately 75% of target levels (target financial performance) and that consolidated results would also reflect target financial performance for the transportation segment plus above target financial performance for the manufacturing segment. Accordingly, the Named Executive Officers were able to receive bonuses under the AIP for 2012. The compensation committee also approved certain adjustments to bonuses for several Named Executive Officers. The actual amounts paid to each Named Executive Officer under the AIP are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long Term Incentive Bonus — Performance Units

On April 12, 2011, Finn adopted the Plan to provide incentives to key employees of Finn and its subsidiaries, including our Named Executive Officers, to maximize Finn’s performance and to provide maximum returns for Finn’s stockholders. The Plan is administered by a compensation committee designated by Finn’s board of directors, which we refer to as the Plan Committee. Under the Plan, participants are granted performance units, the value of which appreciates when and as the value of Finn increases from and after the date of grant. Participants in the Plan may be entitled to receive compensation for their matured performance units if certain “qualifying events” occur during the participant’s employment with the Company. These qualifying events include the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Plan Committee has the authority to determine who is eligible to receive awards under the Plan, the size and timing of the awards granted and the schedule upon which performance units mature. The Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Plan, unless sooner terminated pursuant to the terms of the Plan.

In May 2011, the Plan Committee awarded performance units to Ms. Landry. Messrs. Knoy, Huls, Tobin and Blocker received awards of performance units under the Plan in February 2012. The performance units generally mature in three equal annual installments on December 19 of each year for Ms. Landry and on the anniversary of their hire date for Messrs. Knoy, Huls, Tobin and Blocker, subject to forfeiture upon the participant’s termination of employment.

When determining the number of performance units granted for each Named Executive Officer, the Plan Committee considered the nature and responsibility of the position and the recommendations of the CEO (except as to his own grant) and certain Platinum executives.

PERQUISITES AND OTHER PERSONAL BENEFITS

As a general rule, the Company does not provide perquisites and other personal benefits to its Named Executive Officers, who are eligible under the same plans as all other employees for health, welfare and retirement benefits. , To assist the Company with its recruiting efforts during 2011, the Company agreed to provide certain additional benefits to individual Named Executive Officers. The Company agreed to provide relocation assistance, including reimbursement for closing costs associated with the sale of an old home and purchase of a new home and for income taxes payable as a result of such relocation assistance, as well as temporary living and commuting expenses to certain of the Named Executive Officers who commenced employment with the Company during 2011. The Company does not consider these benefits to be a significant component of executive compensation but believes they were an important factor in recruiting talented executives during 2011.

EMPLOYMENT AND SEVERANCE AGREEMENTS

ACL has entered into letter employment agreements with each of our Named Executive Officers. These agreements are generally negotiated at hire and may provide limited severance benefits as a means to attract and retain individuals with superior ability and managerial talent. We believe that the employment agreements with Named Executive Officers provide stability to and protect both the individual Named Executive Officers and our Company.

Mark K. Knoy

On July 22, 2011, ACL entered into an employment letter agreement with Mark K. Knoy, the President and Chief Executive Officer of ACL. Under the terms of his employment letter agreement, Mr. Knoy: (a) will receive a base salary of $450,000 per year, (b) received a one-time sign-on bonus of $100,000, (c) is eligible to receive an annual target bonus of 75 percent of his base salary subject to meeting certain performance criteria, (d) was eligible to receive a guaranteed bonus for 2011 of $338,000 along with an additional $100,000 one-time incentive payment, (e) is eligible to participate in the Plan with an allocation of performance units equal to 2.0 percentage points which represents 25% of the management allocation pool, (f) was eligible to receive up to $100,000 in relocation expenses, and (f) is eligible to receive any other perquisites and benefits offered by ACL. In the event Mr. Knoy’s employment is terminated by ACL without cause or by Mr. Knoy for good reason, Mr. Knoy is entitled to (a) 12 months severance based on his then current base salary, and (b) a pro-rated bonus based on the level of achievement of AIP objectives as of the date of termination.

David J. Huls

On July 22, 2011, ACL entered into an employment letter agreement with David J. Huls, the Senior Vice President and Chief Financial Officer of ACL. Under the terms of his employment letter agreement, Mr. Huls: (a) will receive a base salary of $305,000 per year, (b) is eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, (c) is eligible to participate in the Plan with an allocation of performance units equal to 8.75 percentage points of the total employee performance units allocated to the Plan, (d) is eligible to receive certain relocation expenses as more fully described in the letter, and (e) is eligible to receive any other perquisites and benefits offered by ACL. In the event Mr. Huls’ employment is terminated by ACL without cause, Mr. Huls is entitled to 12 months’ severance based on his then current base salary. Mr. Huls has agreed that following his termination of employment for any reason he will not solicit for hire individuals who were employed by the Company or its affiliates during the six months prior to his termination or, for a period of 12 months following his termination, solicit any acquisition target, customer or prospect of the Company or its affiliates that was being pursued, or which Mr. Huls had contact with or became aware of, during the six months prior to his termination. In May, 2012 ACL entered into a separate letter, in which the Company agreed to provide the following additional relocation assistance: pay Mr. Huls (i) a lump sum of $50,000 in lieu of the remainder of his reimbursable temporary living and commuting expenses, (ii) $200,000 representing his 2012 estimated bonus under the AIP, and (iii) if Mr. Huls’ 2012 AIP bonus is greater than $200,000 he will receive the difference. Mr. Huls ultimately declined the additional relocation assistance described in (ii) and (iii) referenced above.

Robert Blocker

On September 6, 2011, ACL entered into an employment letter agreement with Robert Blocker, the Senior Vice President Sales and Customer Service of ACL. Under the terms of his employment letter agreement, Mr. Blocker: (a) will receive a base salary of $250,000 per year, (b) received a one-time sign-on bonus of $50,000, (c) is eligible to receive a retention bonus of $50,000 following his one year anniversary with ACL, (d) is eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, including a minimum guaranteed bonus of $121,875 for 2011, (e) is eligible to participate in the Plan with an allocation of performance units equal to 6.25 percentage points of the total employee performance units allocated to the Plan, (f) is eligible to receive up to $100,000 in relocation expenses, and (g) is eligible to receive any other perquisites and benefits offered by ACL. On September 7, 2011, ACL entered into an addendum to Mr. Blocker’s employment letter agreement providing that in the event Mr. Blocker’s employment is terminated by ACL without cause during the first year of employment, Mr. Blocker is entitled to 6 months severance based on his then current base salary.

Paul Tobin

On October 10, 2011, ACL entered into an employment letter agreement with Paul Tobin, the Chief Operating Officer of ACL. Under the terms of his employment letter agreement, Mr. Tobin: (a) will receive a base salary of $260,000 per year, (b) is eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, including guaranteed 2011 bonus of $126,750 and 25% of the bonus would be calculated against target attainment beyond 100%, if any, (c) is eligible to participate in the Plan with an allocation of performance units equal to 6.25 percentage points of the total employee performance units allocated to the Plan, (d) is eligible to receive up to $100,000 in relocation expenses, and (e) is eligible to receive any other perquisites and benefits offered by ACL. In the event Mr. Tobin’s employment is terminated by ACL without cause during the first year of employment, Mr. Tobin is entitled to 6 months severance based on his then current base salary. Mr. Tobin has agreed that following his termination of employment for any reason he will not solicit for hire individuals who were employed by the Company or its affiliates during the six months prior to his termination or, for a period of 12 months following his termination, solicit any acquisition target, customer or prospect of the Company or its affiliates that was being pursued, or which Mr. Tobin had contact with or became aware of, during the six months prior to his termination.

Dawn R. Landry

On April 25, 2008, ACL entered into an employment letter agreement with Dawn R. Landry, Senior Vice President and General Counsel of ACL. Under the terms of her employment letter agreement, Ms. Landry: (a) will receive a base salary of $225,000 per year, subject to change from time to time based on job performance, (b) will be eligible to receive an annual AIP target bonus of up to 65 percent of her annual base earnings subject to meeting certain performance criteria, (c) will be eligible to receive target Long-Term Incentive opportunity equal to 100 percent of annual base earnings, subject to approval by the board of directors, and (d) was eligible to receive any other perquisites and benefits offered by ACL. On January 14, 2012, ACL entered into an addendum to her employment letter agreement providing that in the event her employment is terminated without cause, Ms. Landry is entitled to an amount equal to 12 months of her then current base salary.

SUMMARY COMPENSATION TABLE FOR 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(8)	Option Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)(1)	Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)		Total ($)
Mark Knoy	2012	$450,000	$—		$—	$—	$400,678	$—	$127,314	(3)	$977,992
President and Chief Executive Officer	2011	$179,135	$538,000		$—	$—	$—	$—	$27,038		$744,173

David Huls	2012	$305,000	$—		$—	$—	$226,620	$—	$264,296	(4)	$795,916
Senior Vice President, &	2011	$105,186	$—		$—	$—	$62,361	$—	$21,932		$189,479
Chief Financial Officer			$—

Dawn R. Landry	2012	$225,000	$—		$—	$—	$130,294	$—	$10,000	(5)	$365,294
Senior Vice President,	2011	$225,000	$—		$—	$—	$133,395	$—	$9,800		$368,195
And General Counsel	2010	$225,000	$—		$98,671	$112,492	$202,659	$—	$9,800		$648,622

Robert Blocker	2012	$250,000	$50,000	(9)	$—	$—	$146,875	$—	$128,701	(6)	$575,576
Senior Vice President,	2011	$70,192	$171,875		$—	$—	$26,341	$5,848	$9,156		$283,412
Sales & Customer Service

Paul Tobin	2012	$260,000	$—		$—	$—	$126,749	$—	$91,049	(7)	$477,798
Senior Vice President, and Chief Operating Officer	2011	$39,500	$126,750		$—	$—	$38,536	$—	$2,914		$207,700

(1)	AIP payments received March 20, 2013 for year 2012 performance.
(2)	As of December 31, 2012, represents 12 months from previous valuation date of December 31, 2011.
(3)	Includes $117,314 in Relocation expenses and $10,000 in 401k match.
(4)	Includes $257,175 for relocation expenses, and $7,121 in 401k match.
(5)	Company 401(k) contributions.
(6)	Includes $118,701 for relocation expenses and $10,000 in 401k match.
(7)	Includes $91,049 for relocation expenses.
(8)	(“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation (Formerly FAS 123R). For a discussion of the assumptions in determining these values, see Note 12 to our 2012 audited financials statements included in the From 10-K.
(9)	Retention bonus.

GRANTS OF PLAN-BASED AWARDS FOR 2012

		All Other Stock Awards Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards ($) (g)
Name (a)	Grant Date (b) (1)	or Units (#) (f) (4)

Mark Knoy	2/13/2012	9,200,000	$—

David Huls	2/12/2012	3,220,000	$—

Dawn R. Landry	5/12/2011	—	$—

Robert Blocker	2/13/2012	2,300,000	$—

Paul Tobin	2/13/2012	2,300,000	$—

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mark Knoy	—		—		—	—	—	9,200,000	(2)	—		—		—
David Huls	—		—		—	—	—	3,220,000	(2)	—		—		—
Dawn R. Landry	871	(1)	—		—	$48.31	3/9/2019	920,000	(2)	—		—		—
	376	(3)	188	(3)	—	$48.31	2/15/2020	—		—		—		—
	—		—		—	—	—			—		—		—
	—		—		—	—	—	183	(4)	$36,947	(5)	—		—
	—		—		—	—	—	—		—		—		—
	—		—		—	—	—	—		—		183	(6)	$36,947	(7)
Robert Blocker	—		—		—	—	—	2,300,000	(2)	—		—		—
Paul Tobin	—		—		—	—	—	2,300,000	(2)	—		—		—

(1)	On March 9, 2009, Ms. Landry received 1,307.01 stock options. 435.67 options vested on the first anniversary (and were cashed out at the time of the acquisition), second and third anniversaries. All performance units are subject to forfeiture upon termination of employment with limited exceptions for termination due to participants death.
(2)	Represents performance units granted under the Finn Holding Corporation 2011 Participation Plan. One-third of the units matured on the later of December 19, 2011 or the date of employment and each of the next two anniversaries thereof. All performance units are subject to forfeiture upon a termination of employment with limited exceptions for a termination due to the participant’s death.
(3)	On February 15, 2010, Ms. Landry received 564.08 stock options. A total of 188.02 options vested on the first anniversary. Options totaling 188.03 vested on each of the second anniversary and third anniversaries.
(4)	On February 15, 2010, Ms. Landry received an award of 183.36 time-vested restricted units. The units vest on February 15, 2013.
(5)	Values based on a share price of $201.50 as of December 31, 2012
(6)	On February 15, 2010, Ms. Landry received an award of 183.36 performance-based restricted stock units. The units vest on February 15, 2013. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.
(7)	Values based on a share price of $201.50 as of December 31, 2012

OPTION EXERCISES AND STOCK VESTED FOR 2012

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)

Mark Knoy	—	$—	—	$—
David Huls	—	$—	—	$—
Dawn R. Landry	—	$—	810.22	$163,259	(1)
Robert Blocker	—	$—	—	$—
Paul Tobin	—	$—	—	$—

(1)	Restricted stock units vested in February and March 2012 at value of $201.50 per share.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)

Robert Blocker	ACL LLC Pension Plan	7.0	$43,535	0

(1)	Values of Accumulated Benefits at December 31, 2012, the ACL LLC Pension Plan’s measurement date. Note that remaining Named Executive Officers have no Accumulated Benefit under the Company’s Pension Plan.
(2)	The amounts listed above are based on Mr. Blocker’s original service with the Company. He is no longer accruing an additional benefit.

Salaried Employee Pension Plans

Retirement benefits from our funded and unfunded non-contributory pension plans are based on both length of service and compensation levels. The compensation covered by the pension plans is compensation paid by the Company to a participant on a regular monthly or annual salary basis, including bonuses or similar awards for personal services rendered in a position that is not under the scope of a labor agreement prior to 2000. Compensation items listed in the Summary Compensation Table covered by the pension plans are salary and bonus. Benefits earned before February 1, 2000 are computed at the time of retirement under a defined benefit formula based on years of service and average salary and bonus for the highest 60 consecutive months of service, computed without regard to additional payments in stock. Benefits earned after February 1, 2000 are computed based on career-average base salary only. The pension plan provides for normal retirement at age 65, and, subject to certain eligibility requirements; early retirement beginning at age 55 is permitted with reduced pension payments.

The Internal Revenue Code imposes certain limitations on compensation and benefits payable from tax-qualified pension plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Certain of our Named Executive Officers are party to an employment letter agreement that provides for severance entitlements upon certain terminations of employment. For a description of these agreements, see “Employment and Severance Agreements” above. The following table provides the dollar value of potential payments and benefits that each Named Executive Officer would be entitled to receive from the Company and its affiliates upon certain terminations of employment and upon a change in control of ACL, assuming that the termination or change in control occurred on December 31, 2012, and the price per share of Finn’s common stock equaled $201.50, the estimated value of Finn’s common stock as of December 31, 2012.

	Termination Without Cause or for Good Reason					Any Other Termination
Name	Salary	Equity Awards		Prorated Bonus	Total	Salary	Other	Total
Mark Knoy	$450,000	$—		$337,500	$787,500	$—	$—	$—
David Huls	$305,000	$—		$—	$305,000	$—	$—	$—
Dawn Landry	$225,000	$219,892	(1)	$—	$444,892	$—	$219,892	$219,892
Robert Blocker	$—	$—		$—	$—	$—	$—	$—
Paul Tobin	$—	$—		$—	$—	$—	$—	$—

(1)	Ms. Landry’s unexercised non-qualifed stock options awards would be due upon termination.

RISK ASSOCIATED WITH COMPENSATION POLICIES

The Company believes its compensation policies represent an appropriate balance of incentives and do not encourage our executives to take unnecessary or excessive risks when managing the Company’s business. The Company conducted an internal risk assessment of its compensation policies and practices. This risk assessment included analysis of the risks associated with compensation practices for the Named Executive Officers and all employees covered by the Company’s compensation policies. As a part of this review, the Company reviewed the AIP as well as the Plan. As a result of this review, the Company concluded that its compensation policies were directly aligned with long-term stockholder interests through their link to the Company’s performance.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plans

The table below outlines the number of shares of our common stock that are subject to outstanding options and stock unit awards granted under our stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under the current stock compensation plans. The numbers in the table are as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	3,026	$52.78	8,799
Equity compensation plans not approved by stockholders	—		—

Total	3,026	$52.78	8,799

(1)	Includes 2,276 restricted stock units. All remaining restricted stock units and performance share units are time vested units that vest on various anniversary dates of the grant dates through 2013. These shares do not carry an exercise price and therefore are not included in the weighted average exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2012, no executive officers of the Company served on the board of directors or compensation committee of another entity, any of whose executive officers served on the Board or Compensation Committee of the Company.

BOARD REPORT ON COMPENSATION DISCUSSION AND ANALYSIS

Although the Board has designated a compensation committee of Platinum executives to assist with certain decisions and administration of certain plans, all material decisions related to Named Executive Officers are made by the Board. The compensation committee does not oversee all executive compensation and therefore has not reviewed or approved the Compensation Discussion and Analysis.

After reviewing and discussing with management the Compensation Discussion and Analysis, the Board approved the inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on 10-K for the year ended December 31, 2012.

BY THE BOARD OF DIRECTORS

Eva M. Kalawski

Mary Ann Sigler

AUDIT COMMITTEE REPORT

The following Report of the Audit Committee shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act or the Exchange Act or incorporated by reference in any document so filed.

In March 2011, Mary Ann Sigler was appointed as the sole member of the Audit Committee. The Audit Committee assists the Board with oversight of integrity of financial statements, adequacy of internal accounting and financial controls, compliance with ethics policies and legal and regulatory requirements, independent registered public accounting firm qualifications, independence and performance and performance of the internal audit function. Management has primary responsibility for the Company’s internal controls and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, are in turn responsible for performing an audit of the Company’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (U.S.) and issuing a report thereon. While the Chairman of the Audit Committee is an audit committee financial expert as such term is defined in Item 401(h) of Regulation S-K of the Exchange Act, members of the Audit Committee should not be assumed to be accounting experts and are not deemed to have accepted a duty of care greater than other members of the Board. In discharging their responsibilities, the Audit Committee members rely on the representations made, and information provided to them, by management and the independent registered public accounting firm. In this context, the Audit Committee reports as follows:

•

The Audit Committee has reviewed and discussed the Company’s audited financial statements with management. During the course of these discussions, management represented to the Audit Committee that the audited financial statements were prepared in accordance with generally accepted accounting principles.

•	The Audit Committee has discussed with E&Y the matters required to be discussed by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standards No. 116.

•

The Audit Committee has received the written disclosures and the letter from E&Y required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence and has discussed such matters with E&Y registered public accounting firm’s.

Relying on these reviews and discussions, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

THE AUDIT COMMITTEE

Mary Ann Sigler

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF ACL I CORPORATION

All shares of Company stock are indirectly owned by Finn. The following table sets forth the beneficial ownership of Finn as of February 15, 2013 for the following: (i) each person who is known by the Company to beneficially own outstanding shares of Common Stock; (ii) each member of the Board; (iii) each Named Executive Officer (as defined under “Compensation Discussion and Analysis” below) of the Company; and (iv) all Directors and executive officers of the Company as a group.

Shareholder		Number of Shares	Percent of Class
Platinum Equity Capital Finn Partners I, L.P.	360 North Crescent Drive, Beverly Hills, California	107,731.05	10.8%
Platinum Equity Capital Finn Partners II, L.P.	360 North Crescent Drive, Beverly Hills, California	619,270.16	61.9%
Platinum Equity Capital Partners-A II, L.P.	360 North Crescent Drive, Beverly Hills, California	115,200.00	11.5%
Platinum Equity Capital Partners-PF II, L.P.	360 North Crescent Drive, Beverly Hills, California	117,798.79	11.8%
Platinum Finn Principals, LLC	360 North Crescent Drive, Beverly Hills, California	40,000.00	4.0%
Eva Monica Kalawski	360 North Crescent Drive, Beverly Hills, California	—	—
Mary Ann Sigler	360 North Crescent Drive, Beverly Hills, California	—	—
Dawn R. Landry(1)	1701 East Market Street, Jeffersonville, Indiana	—	—
Mark K. Knoy	1701 East Market Street, Jeffersonville, Indiana	—	—
David J. Huls	1701 East Market Street, Jeffersonville, Indiana	—	—
Robert Blocker	1701 East Market Street, Jeffersonville, Indiana	—	—
Paul Tobin	1701 East Market Street, Jeffersonville, Indiana	—	—

(1)	Shareholder has 1,435 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 15, 2013. This amount also includes 810.22 shares of restricted stock that will vest within 60 days of February 15, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence. At this time we are not subject to the independence requirements of any applicable listing standards. Accordingly, we have not assessed the independence of our Board. None of our directors are independent, however, for audit committee purposes.

The Audit Committee Charter authorizes the Audit Committee to review and approve all transactions involving the Company and related persons (“Related Party Transactions”). Related persons include executive officers, directors and director nominees of the Company or their immediate family members, or stockholders owning five percent or greater of the Company’s Common Stock. In addition, ACL has adopted a written policy and procedures for the review, approval and ratification of Related Party Transactions. ACL I has not adopted a separate policy relating to Related Party Transactions at this time. The policy covers any Related Party Transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a director or indirect material interest). Since the adoption of this policy in 2006, all Related Party Transactions were evaluated pursuant to this policy. Pursuant to the policy, any Related Party Transaction shall be consummated or any known Related Party Transaction shall continue only if (i) the Audit Committee approves such transaction in accordance with the guidelines set forth in this policy; (ii) the transaction is approved by the disinterested members of the Board; or (iii) the transaction involves compensation approved by the Company’s Compensation Committee.

At each regularly scheduled Audit Committee meeting, management shall recommend Related Party Transactions to be entered into by the Company. After review, the Audit Committee shall approve or disapprove such transactions and at each subsequently scheduled meeting, management shall update the Committee as to any material change to those Related Party Transactions. Any Related Party Transactions proposed to be entered into between meetings of the Audit Committee may be preliminarily entered into by management subject to ratification by the Audit Committee; provided that if ratification shall not be forthcoming, management shall make all reasonable efforts to cancel or annul such transaction.

The Company has transactions with various related parties, in which we believe the terms and conditions of transactions are in the aggregate not materially more favorable or unfavorable to us than would be obtained on an arm’s-length basis among unaffiliated parties.

Finn is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC, an affiliate of Platinum Equity, LLC. Under this agreement, Finn retained Platinum Equity Advisors, LLC to provide advisory services to Finn with regard to the business of the Company for an annual advisory fee not to exceed $5,000,000.

Item 14. Principal Accounting Fees and Services.

Disclosure of Auditor Fees

The description of the fees billed to the Company by Ernst & Young LLP (“E&Y”) during the years ended December 31, 2012 and 2011 is set forth below.

	2012	2011
Audit Fees(1)	$910,500	$931,000
Audit Related Fees(2)	13,000	88,150
Tax Fees(3)	—	38,550

Totals Fees	$923,500	$1,057,700

(1)	Audit Fees were for professional services rendered for the audits of consolidated financial statements of the Company, consents, and assistance with review of documents and registration statements filed with the SEC.
(2)	Audit-Related Fees were for professional services rendered for financial statement audits of employee benefit plans.
(3)	Tax Fees were for permissible tax services including U.S. and foreign tax compliance, tax planning and tax advice that did not impair the independence of the auditor and that were consistent with the SEC’s rules on auditor independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1.	ACL I Consolidated Audited Financial Statements required to be filed as a part of this Annual Report are included in Part II, Item 8 “Financial Statements and Supplementary Data.”

2.	CBL Consolidated Audited Financial Statements required to be filed as a part of this Annual Report are included in Part II, Item 8 “Financial Statements and Supplementary Data”.

3.	All other financial statement schedules other than Schedule II are omitted because the required information is not applicable or because the information called for is included in the Company’s Consolidated Audited Financial Statements or the Notes to Consolidated Audited Financial Statements.

4.	Exhibits — The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “± ‘” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Finn Intermediate Holding Corporation (incorporated by reference to Exhibit 3.1 to the Company’s S-4, filed on December 6, 2011).

Exhibit No.	Description

3.2	Finn Intermediate Holding Corporation Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s S-4, filed on December 6, 2011).

4.1	Indenture, dated as of February 15, 2011, by and between ACL I Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 10.625% / 11.375% Senior PIK Toggle Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s S-4, filed on December 6, 2011).

4.2	Registration Rights Agreement, dated February 15, 2011, by and between ACL I Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s S-4, filed on December 6, 2011).

4.3	Form of 10.625% / 11.375% Senior PIK Toggle Notes due 2016 (included as Exhibit A to 4.1).

5.1	Opinion of Latham & Watkins LLP regarding validity of the exchange notes (incorporated by reference to Exhibit 5.1 to the Company’s S-4, filed on December 6, 2011).

10.1	Offer letter, dated as of April 25, 2008, by and between American Commercial Lines LLC and Dawn Landry (incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on August 7, 2008).

10.2	Offer letter, dated July 20, 2011, by and between American Commercial Lines Inc. and Mark Klee Knoy (Incorporated by reference to Exhibit 10.2 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011).

10.3	Offer letter, dated July 19, 2011, by and between American Commercial Lines Inc. and David Huls (Incorporated by reference to Exhibit 10.3 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011).

10.4	Offer letter, dated September 1, 2011, by and between American Commercial Lines Inc. and Robert Blocker (Incorporated by reference to Exhibit 10.1 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.5	Addendum to Offer letter, dated September 7, 2011, by and between American Commercial Lines Inc. and Robert Blocker (Incorporated by reference to Exhibit 10.2 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011).

10.6	Offer letter, dated October 3, 2011, by and between American Commercial Lines Inc. and Paul Tobin (Incorporated by reference to Exhibit 10.3 to Commercial Barge Line Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.7	Indenture, dated as of July 7, 2009, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and The Bank of New York Mellon Trust Company, N.A., as trustee with respect to senior secured debt securities (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009).

10.8	Form of Notes representing $200,000,000 principal amount of 12 1/2% Senior Secured Notes due 2017, dated July 7, 2009. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009).

10.9	Intercreditor Agreement, dated as of July 7, 2009 among Bank of America, N.A. as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services and Jeffboat LLC. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009).

10.10	Credit Agreement dated as of December 21, 2010, by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010).

10.11	First Amendment to Credit Agreement dated as of February 7, 2011 by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Commercial Barge Line Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 31, 2011).

10.12	Second Amendment to Credit Agreement dated as of February 25, 2011 by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Commercial Barge Line Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 31, 2011).

10.13	Security Agreement, dated as of December 21, 2010, by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines, LLC, ACL Transportation Services LLC and Jeffboat LLC, as grantors, and Wells Fargo Capital Finance, LLC, as agent (Incorporated by reference to Exhibit 10.2 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010).

Exhibit No.	Description

10.14	Supplement to Intercreditor Agreement, dated as of December 21, 2010 among Wells Fargo Capital Finance, LLC as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Liens LLC, ACL Transportation Services and Jeffboat LLC (Incorporated by reference to Exhibit 10.3 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010).

10.15	General Continuing Guaranty, dated as of December 21, 2010 by Finn Intermediate Holding Corporation (now known as ACLI Corporation) and American Commercial Lines Inc., as guarantors, in favor of Wells Fargo Capital Finance, LLC, as agent. (Incorporated by reference to Exhibit 10.4 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010).

10.16	2012 Annual Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.1 to Commercial Barge Line Company’s Current Report on Form 8-K, filed on April 3, 2012).

10.17	2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on May 19, 2008).

10.18	Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to Exhibit 10.2 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on May 19, 2008).

10.19	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on April 3, 2009).

10.20	Stockholders Agreement of Finn Holding Corporation dated as of December 21, 2010 (Incorporated by reference to Exhibit 10.22 to Commercial Barge Line Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 31, 2011).

10.21	Form of Corporate Advisory Services Agreement by and between Finn Holding Corporation and Platinum Equity Advisors, LLC (included as an exhibit to Exhibit 10.20).

10.22	Finn Holding Corporation 2011 Participation Plan (Incorporated by reference to Exhibit 10.1 to Commercial Barge Line Company’s Current Report on Form 8-K, filed on April 18, 2011).

10.23	Severance Commitment Letter, dated January 14, 2012, by and between American Commercial Lines Inc. and Dawn R. Landry (Incorporated by reference to Exhibit 10.23 to Commercial Barge Line Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 9, 2012).

21.1	List of subsidiaries of ACL I Corporation*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial statements from the Company’s Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL I CORPORATION

By:	/s/ MARK K. KNOY
Mark K. Knoy
President and Chief Executive Officer

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MARK K. KNOY	President and Chief Executive Officer	March 29, 2013
Mark K. Knoy	(Principal Executive Officer)

/s/ DAVID J. HULS	Senior Vice President, Chief Financial Officer	March 29, 2013
David J. Huls	(Principal Financial Officer)

/s/ EVA KALAWSKI	Director	March 29, 2013
Eva Kalawski

/s/ Mary Ann Sigler	Director	March 29, 2013
Mary Ann Sigler